Form 10-Q
period 2015-04-30
Rosewood Resources, Inc.
filed 2015-06-12
CIK 1613809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form ________________ to ________________

Commission File number  333-199690

ROSEWOOD RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	61-1733971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Dorset Place, 65 Dorset Road, Parkwood, Johannesburg, South Africa, 2193

(Address of principal executive offices)

416-819-3795

(Registrant’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☒
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

June 12, 2015: 90,000,000 common shares

PART 1 – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed balance sheets of Rosewood Resources, Inc. at April 30, 2015 (with comparative figures as at October 31, 2014) and the condensed statements of operations for the three and six months ended April 30, 2015 and 2014 and the condensed statements of cash flows for the six months ended April 30, 2015 and 2014 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended April 30, 2015 are not necessarily indicative of the results that can be expected for the year ended October 31, 2015.

ROSEWOOD RESOURCES, INC.

BALANCE SHEETS

	April 30, 2015	October 31, 2014
	(Unaudited)	(Audited)
Assets

Cash	$50,809	$64,204

Total Current Assets	50,809	64,204

Total Assets	$50,809	$64,204

Liabilities and Stockholder’s (Deficit) Equity

Current liabilities:
Accounts payable	$15,225	$11,445
Due to related parties	51,018	50,857

Total current liabilities	66,243	62,302

Total Liabilities	66,243	62,302

Stockholder’s (Deficit) Equity:
Common stock 650,000,000 common stock authorized, $0.001 par value; 90,000,000 common shares issued and Outstanding	90,000	90,000
Deficit accumulated	(105,434)	(88,098)

Total stockholder’s (deficit) equity	(15,434)	1,902

Total Liabilities and Stockholder’s (deficit) equity	$50,809	$64,204

See accompanying notes to these unaudited financial statements

ROSEWOOD RESOURCES, INC.

Condensed Statements of Operations

(Unaudited)

	For the three months ended April 30, 2015	For the three months ended April 30, 2014	For the six months ended April 30, 2015	For the six months ended April 30, 2014

Revenue	$-	$-	$-	$-

Expenses
Exploration costs	3,302	-	6,452	-
General and Administrative expenses	4,332	7,668	10,884	9,558

Total expenses	7,634	7,668	17,336	9,558

Loss from operations	$7,634	$7,668	$17,336	$9,558

Net loss per common share:

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:

Basic and diluted	90,000,000	90,000,000	90,000,000	90,000,000

See accompanying notes to these unaudited financial statements

ROSEWOOD RESOURCES, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended April 30, 2015	For the six months ended April 30, 2014

Operating Activities

Net loss	$(17,336)	$(9,558)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:

Accounts payable	3,780	3,150

Net cash used in operating activities	(13,556)	(6,408)

Financing activities

Proceeds from issuance of stock	-	-
Proceeds from advances from a third party	161	608

Net cash provided by financing activities	161	608

Net (decrease) increase in cash	(13,395)	(5,800)

Cash, beginning of period	64,204	68,454

Cash, end of period	$50,809	$62,654

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to these unaudited financial statements

ROSEWOOD RESOURCES, INC.

Notes to the Condensed Financial Statements

April 30, 2015

(Unaudited)

1. Basis of presentation and Going Concern

The accompanying condensed financial statements of Rosewood Resources, Inc. (“Rosewood” or “the Company”) have been prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements, as of October 31, 2014, and notes thereto. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim period as of April 30, 2015 are not necessarily indicative of the results to be expected for the full year.

2. Nature of operations and going concern

Rosewood was incorporated under the laws of the State of Nevada on June 17, 2013 for the purpose of acquiring and developing mineral properties. The Company’s planned principal operations have not yet begun.

The accounting policies followed by the Company are set out in the notes to the audited financial statements for the year ended October 31, 2014, and have been consistently followed in the preparation of these financial statements. The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its condensed consolidated financial statements.

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these unaudited financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2015, the Company had not yet achieved profitable operations, had accumulated losses of $105,434 since its inception, had a working capital deficiency of $15,434, and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through the issuance of shares to one of its officer and director and from advance made by another director and officer for certain office expenses. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

3. Mineral Rights Option Agreement

On September 11, 2013, the Company entered into an Option Agreement (“Option”) with Gordon Davidson (“Optionor”) whereby the Company was granted an exclusive option to acquire a fifty-one percent (51%) undivided interest in and to the Knott Lake Property (“Property”) consisting of a single patented mining claim (MR6061) in Cario Township located about 1.3 km northeast of the community of Matachewan in northeast Ontario, Canada.

In order to exercise the Option, the Company will be required to:

(a)	incur Exploration Expenditures of $20,000 on or before the first anniversary date of the Option (Paid);

(b)	incur additional Exploration Expenditures of $35,000 on or before the second anniversary date of the Option; and

(c)	incur additional Exploration Expenditures of $50,000, and grant a cash payment of $25,000 on or before the third anniversary date to this Option.

If and when the Option has been exercised an undivided fifty-one percent (51%) right, title and interest in and to the Property shall vest in the Company free and clear of all charges, encumbrances and claims.

Upon the Company being deemed to have earned a fifty-one percent (51%) interest in the Property, the Company and the Optionor shall participate in a joint venture (the “Joint Venture”) for the purpose of further exploration and development work on the Property and if warranted, the operation of one or more mines on the Property.

The participating interests of the parties at the time of the Joint Venture is formed shall be:

The Company	51%

The Optionor	49%

Each party shall be responsible for payment of its proportional share (based on its participating interest) of the operating and capital costs of the Joint Venture’s operations, including reclamation and remediation obligations and any security required thereof. The Optionor shall retain a 2% Net Smelter Royalty in future production from the Property regardless of its participating interest in the Joint Venture.

If the participating interest of parties are:	Their deemed expenditures upon formation of the Joint Venture share be:

The Company - 51%	$105,000
The Optionor - 49%	$100,882

Any Exploration Expenditures made or incurred by the Company in excess of the Exploration Expenditures required to earn its interest in the Property shall be credited to the Company’s contribution to the first work program after formation of the Joint Venture and shall not automatically dilute the participating interest of the Optionor on formation.

The Option shall terminate:

(a)	upon the Company failing to incur or make any expenditures which must be incurred in exercise of the Option; or

(b)	at any other time, by the Company giving notice of such termination to Optionor.

4. Significant transactions with related party

During the period ended April 30, 2015, a director and officer made advances to the Company in the amount of $51,018 to fund daily operations of the Company. These advances are non-interest bearing and payable on demand.

One officer and director of the Company has acquired 100% of the common stock issued.

5. Common stock

The Company’s authorized common stock consists of 650,000,000 shares of common stock, with par value of $0.001.

On June 18, 2013, the Company issued 90,000,000 shares of its common stock to its sole director and officer at $0.001 per share, for net proceeds of $90,000.

6. Contractual Commitment

As at September 15, 2014, the Company entered into an agreement with Douglas Turnbull, Professional Geologist of Lakehead Geological Services Inc. to review and analyse the geological information relating to the Knott Lake Property, to discuss its merits with the Board of Directors, to review the proposed geological program to be undertaken and to advise the Board of Directors as to any impairment or litigation which might be pending relataing to the Knott Lake property. In consideration for this service the Company agreed to pay each month starting with September 15, 2014 the sum of $1,000 each month to a maximum of 24 months or until the Directors decided that the service of Douglas Turnbull are no longer required. Each quarter an amount of $3,000 is charged to Exploration Costs on the Condensed Statement of Operations.

7. Subsequent events

The Company has evaluated subsequent events from April 30, 2015 through June 12, 2015 the date the financial statements were available and issued, and concluded there were no events or transactions occurring during this period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed financial statements and their corresponding notes included elsewhere in this Form 10-Q. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements.

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We will have a 51% undivided interest in a single patented mineral claim (MR6061) called the Knott Lake Property (“Knott Lake”) once we have exercised the Option Agreement noted below. A patented mineral claim is one that the title to the ground has been conveyed to the holder and no further assessment work need be done; however taxes must be paid. The Knott Lake is located about 1.3 km northeast of the community of Matachewan in northeast Ontario, Canada. Our plan is to conduct mineral exploration activities on the Knott Lake in order to assess whether it possesses commercially extractable deposits of gold. To date we have undertaken surface exploration work which is detailed under “Properties”.

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups Act.

We shall continue to be deemed an emerging growth company until the earliest of—

(A) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(B) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

(C) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(D) the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are exempt from Section 14A(a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Act.

Our Company is a start-up, exploration mining company formed to explore mineral properties in Canada which, hopefully, will contain gold.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of the Knott Lake. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Knott Lake, or if such deposits are discovered, that we will enter into further substantial exploration programs. We currently do not have sufficient financial resources to meet the anticipated costs of completing Year 2 exploration program on the Knott Lake as required under the Option Agreement. Accordingly, we will need to obtain additional financing in order to complete our plan of operation and meet our future obligations as they come due.

About Us

We were incorporated on June 17, 2013 under the laws of the State of Nevada. Our principal office is located at 8 Dorset Place, 65 Dorset Road, Parkwood, Johannesburg, South Africa, 2193.

Our telephone number is 416-819-3795 and our e-mail address is bgordonbrooke@gmail.com.

Our financial statements contained in this Form 10-Q have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. No adjustments have been included in the financial statements; these adjustments would be necessary if we could no longer continue as a going concern.

Our auditors have issued a going concern opinion. In other words, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional financing. This is because we have not generated any revenues and no revenues are anticipated until we, if ever, locate a source of valuable minerals, extract them and sell them. Thus, we incurred a net loss from June 17, 2013 (inception) to April 30, 2015 of $105,434. To continue, we must raise cash from other sources.

PROPERTY

On September 11, 2013, the Company entered into an Option Agreement (“Option”) with Gordon Davidson (“Optionor”) whereby the Company was granted an exclusive option to acquire a fifty-one percent (51%) undivided interest in and to the Knott Lake Property (“Property”) consisting of a single patented mining claim (MR6061) in Cario Township located about 1.3 km northeast of the community of Matachewan in northeast Ontario, Canada.

In order to exercise the Option, the Company will be required to:

(a)	incur Exploration Expenditures of $20,000 on or before the first anniversary date of the Option (Paid);

(b)	incur additional Exploration Expenditures of $35,000 on or before the second anniversary date of the Option; and

(c)	incur additional Exploration Expenditures of $50,000, and grant a cash payment of $25,000 on or before the third anniversary date to this Option.

If and when the Option has been exercised an undivided fifty-one percent (51%) right, title and interest in and to the Property shall vest in the Company free and clear of all charges, encumbrances and claims.

Upon the Company being deemed to have earned a fifty-one percent (51%) interest in the Property, the Company and the Optionor shall participate in a joint venture (the “Joint Venture”) for the purpose of further exploration and development work on the Property and if warranted, the operation of one or more mines on the Property.

The participating interests of the parties at the time of the Joint Venture is formed shall be:

The Company	51%

The Optionor	49%

Each party shall be responsible for payment of its proportional share (based on its participating interest) of the operating and capital costs of the Joint Venture’s operations, including reclamation and remediation obligations and any security required thereof. The Optionor shall retain a 2% Net Smelter Royalty in future production from the Property regardless of its participating interest in the Joint Venture.

Upon formation of the Joint Venture, a Management Committee, formed by members from each party and holding voting rights in accordance with each party’s participating interest, shall be established which shall make all decisions, on a simple majority vote, which are required to be made by the Joint Venture parties with respect to the Joint Venture’s operation. The Management Committee shall have the authority to establish its own rules on how meetings of the Management Committee shall be called and conducted.

The Manager shall be subject to the direction and control of the Management Committee. The Company shall have the right to be the Manager of the Joint Venture and to manage and operate the exploration, feasibility study, mine development and mining phases of the project during the term of the Joint Venture.

The Manager shall propose the work programs and budgets following the formation of the Joint Venture in accordance with the instructions of the Management Committee. Each party shall have sixty (60) days from the date of receipt of a program to notify the Manager as to whether it will participate at its interest level or whether it will not participate. The participating interest of a party which elects not to participate shall be proportionately diluted in accordance with the dilution formula set out below. A party which fails to so notify the Manager within the time required shall be deemed to have elected to participate in a work program and be diluted as aforesaid may only be exercised prior to a production decisions. A party which elects not to participate in a program shall not be subject to dilution to the extent that the expenditures under such program exceed one hundred fifteen percent (115%) of the budget for such program.

The dilution formula shall be as follows:

percentage participating interest of party Y	=	(A+B) x 100
C

Where:

A = deemed expenditures of party Y

B = actual expenditures of party Y

C = total expenditures (deemed and actual) of all parties

Deemed expenditures are assigned a value based on work done by the Company in order to earn its participating interest. Thus, the deemed expenditures for the parties shall be as follows:

If the participating interest of parties are:	Their deemed expenditures upon formation of the Joint Venture share be:

The Company - 51%	$105,000
The Optionor - 49%	$100,882

For the purpose of calculating B and C above, actual expenditures are those expenditures made by a party after formation of the Joint Venture, provided that such actual expenditures shall exclude costs made or incurred and included in Exploration Expenditures prior to the day that the Management Committee gives notice to the parties of the formation of the Joint Venture but paid subsequent to formation of the Joint Venture.

Any Exploration Expenditures made or incurred by the Company in excess of the Exploration Expenditures required to earn its interest in the Property shall be credited to the Company’s contribution to the first work program after formation of the Joint Venture and shall not automatically dilute the participating interest of the Optionor on formation.

The Option shall terminate:

(a)	upon the Company failing to incur or make any expenditures which must be incurred in exercise of the Option; or

(b)	at any other time, by the Company giving notice of such termination to Optionor.

Knott Lake Property

The Knott Lake property consists of a single patented mining claim (MR6061) approximately 7.61 hectors in Cairo Township located about 1.3 km northeast of the community of Matachewan in northeast Ontario. This property is of interest due to its proximity to the recently re-activated Young Davidson gold mine owned by Aurico Gold. Prior to the work described below, no exploration activity has been carried out on the Knott Lake property since the 1930’s. The exploration work completed in October 2013 consisted of soil sampling and basal till sampling in addition to geological mapping. The results indicated that soils and basal tills within this property are anomalously enriched in gold when compared to surrounding properties. These geochemical anomalies are spatially associated with the contact between Temiskaming Group sediments and Larder Lake Group volcanics which is considered to be a favorable setting for gold mineralization. In addition, a review of assessment data from surrounding properties indicates that IP chargeability anomalies traverse the property, and they appear to reflect splays off the Cadillac-Larder Lake Break.

The exploration work was carried out in 2013 on the Knott Lake property. This work was carried out under the terms of an option agreement between Gordon Davidson, the holder of the Knott Lake, and Rosewood Resources Inc, who is earning an interest in this property by funding exploration costs. The field program was carried out between October 1 and 4, 2013 by Cove Exploration Services Ltd on behalf of Rosewood Resources Inc.

Property Description and Location

The Knott Lake property consists of a single patented mining claim (MR6061) in Cairo Township located about 1.3 km northeast of the community of Matachewan, and 50 km southwest of Kirkland Lake in northeast Ontario – refer to map below. Access to the property is via a good quality bush road leading from highway 66, and the property boundary is only 600 meters from the highway. The area within this claim is high and dry with no swamps, and forest cover consists of a mixture of poplar, birch and jack pine. Since this property is a patented claim, there are no assessment requirements. There are only modest annual tax payments payable to the Township of Matachewan for property taxes, and to the Ontario Ministry of Northern Development and Mines for sub-surface rights.

Historical Work

No historical exploration has been carried out on the Knott Lake property since the 1930’s when this claim was optioned to Matachewan Hub Pioneer Mines Ltd. At that time, a trench was excavated, and a shaft and crosscut was constructed adjacent to the trench within the Knott Lake property claim.  According to the engineer’s report at the time, a trench on or near to MR6061 intersected carbonated schist carrying numerous stringers of honey-combed quartz. Panning of this rusty material near bedrock invariably gave several colors in the pan. No assays from this trench are reported. A two-compartment shaft 7’ X 11’ was sunk to a depth of 50 feet and timbered. A crosscut was then driven 45 feet to the south.

There has been substantial exploration work carried out over the past few decades on claims surrounding the Knott Lake property, and much of this data is publically available as assessment reports.

Geological Setting and Mineralization

Regional Geology

The Knott Lake property is situated in the southwestern Abitibi Greenstone belt of the Superior Province. The volcanic strata of the Matachewan area have been assigned to the Larder Lake and Kinojevis Groups. The Larder Lake Group of volcanic rocks consists of mainly pillowed and massive basalt flows with less common komatiitic flows. The Kinojevis Group of volcanic rocks are pillowed and massive basalts, mafic to intermediate tuffs, and cherty tuffaceous units. The volcanic rocks are overlain, in places conformably, by a narrow belt of conglomerate, arkose, greywacke and quartzite that are characteristic of the Timiskaming Group A summary geological map of the Matachewan area is shown below.

The Matachewan area borders the northwest margin of the Round Lake Batholith, and is on the south limb of a major synclinorium, the axis of which trends westerly approximately 11 kilometres north of the area. The dominant feature is the Cairo stock, a large (13x8 km) syenite intrusion centred mainly in the eastern half of the area. The Cairo stock and related dikes and plugs of trachytic syenite and syenite porphyry intruded an isoclinally folded and greenschist facies metamorphosed sequence of Archean volcanic and sedimentary rocks. Syenitic intrusives seem to preferentially intrude Timiskaming sediments or the contact between the sediments and the volcanics.

It is the contact zones of the more southerly sedimentary sequence with the underlying volcanics, in association with syenite intrusions, which has formed the focal point for the known gold mines in the area. This contact zone is typically sheared and strongly altered.

Diabase dikes of the Matachewan swarm intrude all the above Archean volcanics and sediments, and are post-ore.

In the southwestern and southeastern parts of the Matachewan area, early Proterozoic glaciogenic sedimentary rocks of the Gowganda Formation, unconformably overlie the Archean rocks and the diabase dikes. Regionally, the Proterozoic sedimentary rocks strike north-northeast and dip gently, usually less than 20 degrees.

A number of major faults traverse the Matachewan area, notably the northeast-trending Cadillac-Larder Lake Break (CLLB) and the northwest-trending Montreal Fault. Numerous other northerly trending faults (including the Knott Lake Fault that lies beneath Knott Lake) are known in the Matachewan area, many of which are filled by diabase dikes. The CLLB and related faults i.e. Galer Lake Fault, Kincaid Fault, Holmes Lake Fault, as shown below, are composite structures. The CLLB has apparently had a long history of re-activation as Gowganda Formation sediments frequently show steep dips where they overlie this fault.

Property Geology

Virtually the entire claim is underlain by Archean metasediments and metavolcanics; the contact with Proterozoic sediments closely follows the southern claim line. Basalts of the Larder Lake Group have been mapped in the southwestern corner of the Knott Lake property; however this lithology is believed to be more extensive than this based on outcrops examined in this field program. Most of the property is underlain by Timiskaming metasediments, which in the area of interest, fine northwards. Conglomerates at the base of the Timiskaming grade upwards into greywacke, sandstone and siltstone. Small bosses of syenite have been mapped immediately to the north and west of the property. In the Matachewan area, the Cadillac-Larder Lake Break is masked by Gowganda Formation, which is interpreted to be about one km south of the property boundary.

Gold Mineralization

The gold mines of the Matachewan camp are located near the highly deformed contact between the Timiskaming Group sedimentary rocks and the Larder Lake Group volcanic rocks. Significantly, this contact is in close proximity to the westward extension of the Larder Lake-Cadillac Break. Irregular syenite bodies have intruded the supracrustal rocks, parallel to the strata and the structural fabric, along and near the sediment-volcanic contact. Syenite is much more abundant within the Timiskaming Group than within the volcanic rocks. The main syenite body localized along the Timiskaming – Larder Lake Group contact in the camp, which is the main ore host.

Two types of epigenetic gold mineralization are found in the Matachewan camp:

1)	syenite-hosted ore, which comprised most of the ore from the MCM and all of the ore extracted from the YDM as well as 85% of camp production, and,

2)	green carbonate (volcanic hosted) ore, while subordinate in tonnage, was higher grade.

All of the ore bodies plunge steeply to the southwest, parallel to the mineral/extension/intersection lineation developed within the deformed volcanic and sedimentary rocks.

Green carbonate ore bodies were irregular and had limited vertical extents although low grade mineralization extends down-plunge from the ore bodies. Gold was directly associated with east- to northeast-trending, shallow, north-dipping (5° -20°) extension fractures within carbonatized, pyritized and commonly brecciated volcanic rocks. The altered ultramafic volcanic units (fuchsitic schists or green carbonate zones) on the MCM are generally weakly anomalous in gold.

Gold within the main syenite body is directly associated with the following features:

1)	a characteristic brick-red, hematitic “phase” of the syenite;

2)	zones of intense quartz-carbonate veining and fracturing, with 2-5% disseminated pyrite;

3)	zones of “necking" within the syenite.

This association of gold with zones in which the syenite has been thinned is illustrated in plan, long section and cross-section. Reverse motion along the Cadillac-Larder Lake Break resulted in fracturing of the more competent syenite body, especially along its margins. Flat extension veins opened due to the same vertical extension which caused the formation of “necks” within the syenite body as it was being boudinaged vertically on a large scale. Extensive fracturing occurred in the "necks” as the syenite was being extended at these sites. Auriferous hydrothermal fluids flowing along the LLCB precipitated gold along with pyrite, hematite, chalcopyrite and the other associated minerals within the fractures produced during tectonism.

Exploration

Geological Mapping

Approximately half a day was spent locating and identifying outcrops and old trenches within and adjacent to MR6061. It is believed that the trench referred to in the 1930’s reports has been located, although it is now masked by overburden and completely overgrown. It is approximately 180m long, 1-2m deep and about 2m wide. No direct evidence of the original shaft was found, although widened sections in the old trench could have accommodated such a shaft. No outcrop was observed in this trench, although time spent stripping vegetation and thin overburden would likely expose bedrock.

Outcrop exposure is moderate to good along the shoreline of Knott Lake, and sporadic outcrops are exposed for about 200 meters on a trend of 045o from the shore of the lake. Most of the outcrops near the lakeshore are massive fine grained basalts. However, most of the outcrops observed on the property away from Knott Lake were composed of clastic metasediments of the Timiskaming Group. These sediments are generally fine to medium grained sandstones and greywackes that frequently show strong carbonitization. Quartz carbonate veins at least 0.6m wide were noted associated with strong shearing and disseminated pyrite in some outcrops, and a grab samples from veined outcrops yielded a maximum of 4 ppb Au. Shearing and veining appeared to be oriented at about 050o with a steep dip.

Somewhat surprisingly, the contact between the volcanics and the sediments appears to have a NW to NNW orientation, which is perpendicular to measured foliation measurements of about 245o. It is also interesting to note that this contact appears to closely follow the trace of the old trench.

Geochemical Sampling

The prime method for assessing the potential for hosting a gold deposit on the Knott Lake property in this field program was till sampling. The usefulness of counting gold grains in basal till as an effective tool in gold exploration and the use of this method has resulted in discoveries of several significant blind gold deposits in the Abitibi Belt. Samples each consisting of a minimum of 12 kg of basal till are examined under a binocular microscope, and individual gold grains are identified and described. Gold grains that are either pristine or modified are considered to have a proximal source (i.e. less than 1 km).

A total of 8 sample sites covered the entire Knott Lake property on a 100m X 100m spacing as shown in the map below. Positioning was achieved with hand-held GPS giving a station accuracy of +/- 3m. Pits were dug to depths of 0.75 to 1.1m in order to determine the suitability of the glacial drift as a sampling medium. The till in this property is a medium brown in color, and has a sandy texture with moderate silt content, and no clay. It is believed that the overburden here is comprised of basal till although the sandy texture and lack of clay indicates that this till may have been slightly reworked. In addition, in two of these sample sites, bedrock was encountered at the bottom of these pits. Basal till samples were collected from these pits, and samples ranged from 13 to 18 kg each. These samples were screened in order to remove clasts greater than 1 cm in diameter; these clasts were retained. These till samples were submitted to Overburden Drilling Management (ODM) in Ottawa for gold grain counting and description. The important results are summarized in the chart below. These results indicate that gold grain contents in several of the samples are anomalously enriched when compared to WMC’s historical results on nearby claims.

In addition, conventional soil samples from the C horizon were collected from each of these same sample sites at a depth of approximately 50 cm. These samples were submitted to Acme Analytical for gold analyses with ICP-MS with an Aqua Regia leach as well as multi-element ICP analyses.

The results show the gold, copper and arsenic contents of the samples, and the gold results are plotted on the map below. Copper is commonly associated with gold mineralization at the Young Davidson, and arsenic is frequently a pathfinder for Archean lode gold deposits.

Interpretation and Conclusions

Five of the eight till samples collected in 2013 have been interpreted as containing anomalous concentrations of gold grains, with pristine and modified shaped gold grains indicating a proximal (+/- 1 km) source. Till samples KL-01 and 02 closely correlate with the area defined by Pamour’s gold in soil anomaly. This northern portion of the Knott Lake property is also closest to known intrusions of syenite. Sample KL-07 is very close to the historical trench in the southwestern corner of the property as well as the prospective sediment-volcanic contact. It is interesting to note that sample sites KL-05 and KL-07 are both anomalous in gold in soil as well as gold grains, the best soil anomaly at KL-03 has a very low gold grain content, and the best gold grain anomaly at KL-01 has very low gold in soil content. However, the western tier of sample sites in general seems to have a more favourable geochemical response.

Interpretation of IP chargeability anomalies defined from historical surveys carried out within the Temiskaming sediments indicate that many of these anomalies were caused by pyritic wackes, and that the sulphide enrichment was unrelated to gold mineralization. It will be important to link anomalous chargeability highs to geological features such as fault zones and/or syenitic intrusions prior to drill testing.

Results from both the gold grains in till and gold in soils indicate that the western portion of the property should be considered as an area of interest that warrants further work. In order to define drill targets, a few lines of IP should be run to confirm the presence of zones that may reflect sulphidized structures. In addition, it would be worthwhile spending time to clean out and sample the historical trench in the southwest corner of the property. A cost-effective tool to follow up areas of interest would be backhoe trenching given the proximity to a quality access road as well as the thin overburden.

It would be advantageous to expand the current property land holdings to the north and west either through staking or by optioning if the opportunity arises.

Exploration Work undertaken In September 2014.

Exploration work in 2014 was focused on defining drill targets in the property. A grid was established, and a magnetometer survey followed by an IP surrey was subsequently completed. The magnetometer survey was successful in delineating magnetic highs and lows, some of which are spatially related to IP chargeability anomalies. Four major IP chargeability anomalies were defined that are interpreted to be related to splays off the Cadillac-Larder Lake Break. Two of these anomalies are closely correlated to anomalous gold grains in till anomalies, and represent drill targets. Backhoe trenching may also be considered to test these anomalies, but drilling is recommended in order to more thoroughly test these targets.

Since gold minealization in the Matachewan area is typically related to disseminated sulphides (principally pyrite), it was decided that an Induced Polarization (IP) survey would be warrented. Canadian Exploration Services Ltd (CXS) based in Larder Lake was contracted to carry out this survey employing a dipole – dipole array. Two of the grid lines (0+24E and 1+25E) established for the magnetometer survey were machete-cut to guide this survey (see map set out below).

The results of this survey are discussed as follows:

Some culture was noted on this survey grid. In the vicinity of 0 through 5ON on line 25E, a large trench and a shaft can be found on the survey line.

The lines were not perfectly straight; however, they were adequate for an IP survey. Some of these slight variations will affect the data; however, this should be negligible. Both lines were extended by bush crashing read wires an additional 50m to the south. This allowed for better coverage of any anomalies occurring on the southern edge of the property.

The northern part of the survey area exhibited a sand covered overburden. The survey commenced on the northern part of line 125E which proved to be a difficult region for injecting current. This scenario was also experienced for two to three transmit dipoles along the midpoint of line 25E. It was found that three rods were needed at each of the two current locations to inject enough current to bring the signal beyond N six outside the noise threshold. Beyond N six was within the noise threshold with current channeling occurring. This phenomenon was most likely caused by a graphitic horizon or similar conductive horizon below the resistive over-burden.

Anomaly A

Anomaly A is a chargeabilty anomaly near the historical trenches and shaft area. This anomaly appears to be vertical and strengthens as if progresses westward. Anomaly A most likely represents the targeting for the historical trenches and shafts. Associated with the southern flank of the chargeability anomaly is a region of low resistivity.

Anomaly B

Anomaly B appears as a moderate chareability anomaly. This anomaly can be seen crossing both survey lines and parallels anomaly A. A strong low resistivity anomaly can be seen flanking the northern end of the anomaly B on line 125E and the southern flank of anomaly B on line 25E. This intense resistivity low may indicate the probable graphitic horizon that plagued our ability to transmit,

Anomaly C

Anomaly C appears as a moderate chargeability anomaly. This anomaly can be seen crossing both survey lines and parallels anomaly A and B.

Anomaly D

Anomaly D appears as a strong chargeability anomaly with a correlating low resistivity anomaly.

This anomaly over line 125E appears to be broad with the anomaly constricting, but still strong over line 25E. Anomaly D does not follow the same trend as anomalies A, B and C. This signature of this anomaly resembles that which would be expected over an area of mineralization. It is recommend that further work to isolate the source and potential of anomaly D. This based on the orientation of the anomaly (more E-W than the predominantly NE trend of the other IP anomalies), and the broader nature of the anomaly, possibly indicating a disseminated sulphide source. It is notable that CXS has carried out extensive IP surveying along the LLCB (principally in the Larder Lake – Kirkland Lake corridor), and are familiar with the nature of chargeability anomalies that may be more likely to be related to gold mineralization.

Interpretation and Conclusions

Compiled results from the surveys carried out in 2014 combined with significant geochemical anomalies detected in 2013 are shown on a compilation map as noted below. It is interpreted that the IP chargeability anomalies are related to splays off the LLCB due to the fact that structural fabrics observed in outcrop with northeasterly trends appear to be associated with shearing and quartz vein development. The major magnetic low in the southern portion of the property flanks the southern margin of chargeability anomaly A, and is thus interpreted to represent a major structural feature.

The orientation of Trench G is of interest since it is almost perpendicular to the trend of the interpreted chargeability anomalies. The old timers that excavated that trench were likely following a significant quartz vein, although this is not clear from the reports at the time. If so, then this northwesterly orientation of a major quartz vein may reflect a tension gash developed as a result of shearing that may have developed in a sulphidized shear zone as evidenced by chargeability anomaly A.

Results from the geophysical work carried out in the 2014 field season together with geochemical anomalies detected in 2013 have contributed to a much clearer focus on potential drill targets on the Knott Lake property. There are two clear zones of interest on the property:

•	Target 1

•	Historical trenches and shaft in this area

•	At and near contact of Timiskaming Group metasediments and metavolcanics; also immediately north of faulted contact with Cobalt Group sediments

•	Major magnetic low is coincident with chargeability anomaly

•	Highly anomalous pristine gold grain anomaly in basal till

•	1937 drill hole intersected significant quartz veining with related sulphides

•	Target 2

•	E-W trending chargeability anomaly

•	Highly anomalous pristine gold grain anomaly in basal till

•	In close proximity to mapped syenitic intrusives

•	IP anomaly rated highly by CXS

The Company’s Main Product

At present we do not have a main product since we have not defined an ore reserve on the Knott Lake and hence are unable to sell any minerals. We are exploring for gold which if found will be our main product.

Plant and Equipment

With the Province of Ontario being a hub for mining activities in Canada, ultra modern equipment is used by the various mining companies. The high safety standards enforce the level of good equipment being available with the most modern and up to date mining equipment being at our disposal.

There is no plant or equipment on the Knott Lake at the present time and it is expect that during exploration programs of the next two year, there will be no need for either plant or equipment.

Additional Mineral Claims

Our Company has only one mineral claim, being the Knott Lake as more fully described above. It has no intention at the present time to acquire an additional mineral claim. The Company wishes to focus its attention on the exploration program on the Knott Lake.

Employees

As of May 31, 2015, Rosewood did not have any employees either part time or full time other than its directors and officers. Rosewood has entered into a Consulting Contract with Douglas Turnbull, Professional Geologist, of Lakehead Geological Services Inc to assist the Board of Directors in analyzing the results from Knott Lake and determine future exploration activities. In exploring the Knott Lake it will use the services of Cove Exploration Services Ltd. a qualified geological firm, who will only be retained during the exploration program. Once the program is over the Company will evaluate the need to hire additional employees if it is warranted.

Our executive officers do not work full time for Rosewood but during the present period are devoting approximately 10 hours a month for Kgomotso Lediga and 15 hours a month for Gordon Brooke on the affairs of our Company. Our President was instrumental in incorporating the Company, having a mineral property identified for our Company, entering into an Option Agreement on the Knott Lake, organizing the first year work program which has been completed and identifying professional help such as an attorney, auditors and transfer agent.

The Company is not a party to any employment contracts or collective bargaining agreements other than the Consulting Contract with Douglas Turnbull dated September 1, 2014. The Province of Ontario has a relatively large pool of people experienced in exploration of mineral properties; being mainly geologist and mining consultants. In addition, there is no lack of worker and consultants initially on a part time basis.

Risk Associated with the Knott Lake

Our Company is aware of certain risk associated with the Knott Lake as follows:

1.	We realize that any money spent on the Knott Lake might be lost money never to be recovered. Very few mineral claims that are explored ever turn into actual mines which produce saleable minerals.

2.

We realize that even though we actual discover mineralization on the Knott Lake that it might not be of the tonnage nor grade to make it profitable to mine it. Without the tonnage or grade there is no point in our Company trying to mine and sell the mineral on the claim. Another factor which must be borne in mind is that the world price for minerals fluctuates on a daily bases and hence even if the tonnage and grades are there the price per ounce might be too low to make it worthwhile for us to extract the minerals.

3.

Because we are small and have not undertaken sufficient exploration work on the Knott Lake we might find it extremely difficult to raise money for future exploration work. If our directors wish to continue exploring they may have to contribute the funds to the Company themselves.

4.

We have never undertaken a survey of the Knott Lake to determine the exact boundaries of our claim. If we are fortunate enough to discover an ore body of merit we might become involved in a legal dispute with another party as to our boundaries. This will be expensive and time consuming to our Company and presently we do not have the funds to dispute a long-term court case.

21

5.

Mining has many risks attached to it which we are presently not insured against and may never be. For example, the Knott Lake might be subject to cave-ins or moving rocks which will injure our workers and which might lead to court action and government intervention. Without insurance any funds we have on hand would have to be directed to disputing any claim made against us.

PLAN OF OPERATIONS

Our financial information deals primarily with our current liquidity as a result of being still in the exploration stage. As of April 30, 2015 we had negative working capital of $15,434 and is expected to increase further still during the next few months, Our director is not committed to advancing us funds although he has advanced funds in the past in the amount of $51,018 which is on a demand bases and bears no interest. If we do not raise additional funds, we will increase our working capital deficiency by the end of the next twelve months. Our future financial success is dependent on the successful finding and exploring the Knott Lake Property in Ontario. The exploration activities on the Knott Lake Property may take many years and hefty financial investment to complete. Our success doing this is impossible to predict at this time. The value of any mineral reserve we might find would also be dependent on factors beyond our control such as currency exchange rates, fluctuating metal prices and mining regulations in the various jurisdictions we obtain mineral claims.

Results of Operation

Summary of three and six months ended April 30, 2015 and 2014 and from June 17, 2013 (date of inception) to April 30, 2015.

	For the three months ended April 30, 2015	For the three months ended April 30, 2014	For the six monhts ended April 30, 2015	For the six months ended April 30, 2014	June 17, 2013 (date of inception) to April 30, 2015
Revenue	$-	$-	$-	$-	$-
Exploration	3,302	-	6,452	-	64,077
Expenses	4,332	7,668	10,884	9,558	41,357
Net Income (Loss)	$(7,634)	$(7,668)	$(17,336	$(9,558)	$(105,434)

Revenue

We have not earned any revenues to date from operation and do not anticipate earning revenues until such time as we enter into commercial production of the Knott Lake property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Knott Lake property, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Expenses

Our expenses for the six months ended April 30, 2015 and 2014 and from June 17, 2013 (date of inception) to April 30, 2015 consisted of the following:

	For the six months ended April 30, 2015	For the six months ended April 30, 2014	June 17, 2013 (date of inception) to April 30, 2015
Accounting and Audit	$10,280	$3,150	$26,450
Consulting	-	-	5,775
Edgarizing	442	-	442
Exploration Expenses	6,452	-	64,077
Incorporation	-	-	789
Legal	-	5,800	5,800
Office	162	608	1,087
Transfer agent	-	-	1,014
Total Expenses	$17,336	$9,558	$105,434

Our expenses during the period from inception on June 17, 2013 to April 30, 2015 consisted of accounting and audit services in the preparation of the records and financial statements of the Company for the period from June 17, 2013, date of inception, to October 31, 2013 and for the interim periods of January 31, April 30, July and the year ended October 31, 2014 and the interim period of January 31, 2015 and for the initial preparation of our effective registration statement, legal fees relating to a legal opinion, exploration work undertaken during 2013 and 2014 on the Knott Lake property and payment of our Annual List of Officers and Directors.

Exploration expenses during the period from inception on June 17, 2013 to April 30, 2015 primarily relate to the costs associated with our Option Agreement whereby in the first and second years we were required to spend on exploration an amount of $20,000 and $35,000 respectively. This money has been paid and maintains the Company in good standing until September 2015 when we will have to spend an additional $50,000 on exploration to keep the option agreement in good standing. In addition, each quarter an amount of $3,000 is charged to Exploration Costs on the Condensed Statement of Operations for the fee paid to Douglas Turnbull.

Liquidity And Capital Resources

Working Capital

	As at April 30, 2015	As at April 30, 2014	As at October 31, 2014	As at October 31, 2013
Current Assets	$50,809	$62,654	$64,204	$68,454
Current Liabilities	(66,243)	(4,007)	(62,302)	(249)
Working Capital (Deficiency)	$(15,434)	$58,647	$1,902	$68,205

Cash Flows

	For the six months ended April 30, 2015	For the six months ended April 30, 2014	For the year ended October 31, 2014	June 17, 2013 (date of inception) to October 31, 2013
Cash Flows Used In Operating Activities	$(13,556)	$(6,408)	$(54,858)	$(21,795)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided By Financing Activities	161	608	50,608	90,249
Increase (Decrease) In Cash During Period	$(13,395)	$(5,800)	$(4,250)	$68,454

As of April 30 2015, we had $50,809 cash on hand. We have incurred a cumulative net loss of $105,434 for the period from the date of our inception on June 17, 2013 to April 30, 2015 and have not attained profitable operations to date. As of May 15, 2015, we had $50,809 cash on hand. For the period ended April 30, 2014 we had a cash balance of $62,654, an accumulated loss of $31,353 and a working capital position of $58,647.

Cash Requirement over the Next Twelve Months

The following represents management’s estimates of the cash Rosewood will require to meet its current obligations and provide working capital for the next twelve months.

Description	Amount	Particulars Regarding Funds Needed

Accounting and audit	$10,130	Preparation of financial statements and either a review or examination by the auditors
Consulting fees - geological	12,000	Fees paid to Douglas Turnbull for acting as a consulting geologist for the Board of Directors
Exploration expenses	50,000	Year 3 payment per Option Agreement
Filing fees	1,000	Annual filing with State of Nevada and Edgar fees for filing with the SEC
Legal	1,500	Services for various filing requirements
Transfer agent	1,500	Issuance of shares and annual report

Total cash required before the following	76,130

Accounts payable	15,225	Non related parties as of April 30, 2015
Total estimated expenses	91,355
Less: Cash on hand	(50,809)	Cash as of April 30, 2015
Estimated cash shortfall	$40,546

Future Financing

As noted above, we currently have sufficient financial resources in cash to meet the anticipated costs of this Offering and ongoing expenses on a daily basis but do not have sufficient funds to complete our exploration program at the beginning of Year 3 in the amount of $50,000 and one times payment of $25,000 as set forth in the Option Agreement. We will require additional funds to meet our financial obligations after the next twelve months have ended. Accordingly, we will need to obtain additional financing in order to complete our plan of operation under Year 3 exploration program and to meet our current obligations as they come due.

When we do need funds there is no assurance that we will achieve any of additional sales of our common shares to raise sufficient funds to carry on in the future. There is also no assurance we can obtain additional funds from one or both of our two directors and officers.

Off-Balance Sheet Arrangements

None.

Trends

From Rosewood’s date of inception it has been an exploration company which has produced no revenue and maybe will not be able to produce revenue. To the knowledge of its management, Rosewood is unaware of any trends or past and future events which will have a material effect upon it, its income and business, both in the long and short term.

Critical Accounting Policies and Estimates

In accordance with the U.S. generally accepted accounting principles, or GAAP, we are required to make estimates and assumptions on our financial statements that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates and assumptions on historical experience or on various other factors that we believe to be reasonable and appropriate under the circumstances. On an on-going basis, we reconsider and evaluate our estimates and assumptions. Actual results may differ significantly from these estimates. We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our financial statements. In addition, we believe that a discussion of these policies is necessary to understand and evaluate the financial statements contained in this Form 10-Q.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Recent Accounting Pronouncements

No material impact should arise from the adoption of any recent accounting pronouncements.

Income taxes

As we have incurred substantial losses, we will not need to pay income tax. Any deferred losses may result in a tax benefit in the future.

Research and Development Expenditures

To date, and in the immediate future, we do not expect to incur any costs relating to research and development.

Patents and Trademarks

There are no patents or trademarks in our Company.

Royalties

There are currently no situations where we are paying any royalty based upon production and sales since we do not have any production and at the present time are in search of a new mineral property.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Public Market for Common Stock

Our shares are not currently quoted on the OTC Bulletin Board (“OTCBB”) or any other quotation system. In order to remain on the OTCBB we will have to adhere to the rules and regulations of the OTCBB and the SEC.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must purchaser and receives the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock

As of the date of this Form 10-Q, we have only one shareholder being one of our directors and officers.

Rule 144 Shares

In general, under Rule 144, a person who is not one of our affiliates and who is not deemed to have been one of our affiliates at any time during the three months preceding a sale and who has beneficially owned shares of our common stock for at least six months would be entitled to sell them without restriction, subject to the continued availability of current public information about us (which current public information requirement is eliminated after a one-year holding period).

A person who is an affiliate and who has beneficially owned shares of a company’s common stock for at least six months, subject to the continued availability of current public information about us, is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.	One percent of the number of shares of the company's common stock then outstanding, which, in our case, will equal approximately 900,000 shares as of the date of this Form 10-Q; or

2.	The average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Rule 144 is not available for either a reporting or non-reporting shell company, as defined under Rule 405 of the Securities Act, unless the company:

•	has ceased to be a shell company;

•	is subject to the Exchange Act reporting obligations;

•	has filed all required Exchange Act reports during the preceding twelve months; and

•	at least one year has elapsed from the time the company filed with the SEC, current Form 10 type information reflecting its status as an entity that is not a shell company.

Registration Rights

We have not granted registration rights to any person.

Dividends

There are no restrictions in our Articles of Incorporation or Bylaws that would prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Competition

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing of the Knott Lake mineral property. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquiring mineral properties of merit, on exploring their mineral properties and on developing their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop the Knott Lake mineral property.

We will also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors. We will also compete with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, transportation, mineral exploration supplies and drill rigs.

Employees

As of the date of this filing, we have no employees other than our executive officers and directors, who are part-time employees devoting approximately 30 hours per month to our operations.

The Company’s Main Product

At present we do not have a main product until such time as we complete our exploration activities on the Knott Lake mineral property We hope in the future to explore for gold which if found will be our main product.

Plant and Equipment

With the Ontario being a hub for mining activities, ultra modern equipment is used by the various mining companies. The high safety standards enforce the level of good equipment being available with the most modern and up to date mining equipment being at our disposal.

Initially there is no plant or equipment on the new mineral claim since the workers will be able to either be housed in tents on the claim itself or else live in the local town nearby.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and our Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of April 30, 2015 (the “Evaluation Date”). Based on that evaluation, the Chief Accounting Officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Accounting Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of April 30, 2015, we did not have an audit committee nor a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.

Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.

There is no system in place to review and monitor internal control over financial reporting. We maintain an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 11 – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings. There are no material proceedings to which our two executive officers, directors and sole stockholder is a party adverse to us or has a material interest adverse to us. To our knowledge there are no pending legal actions against the Knott Lake.

We are required by Section 78.090 of the Nevada Revised Statutes (the “NRS”) to maintain a registered agent in the State of Nevada. Our registered agent for this purpose is American Corporate Enterprises, Inc. 123 W. Nye Lane, Suite 129, Carson City, NV 89706. All legal process and any demand or notice authorized by law to be served upon us may be served upon our registered agent in the State of Nevada in the manner provided in NRS 14.020(2).

We are not currently a party to any legal proceedings. There are no material proceedings to which our executive officer, director and sole stockholder is a party adverse to us or has a material interest adverse to us.

We are required by Section 78.090 of the Nevada Revised Statutes (the “NRS”) to maintain a registered agent in the State of Nevada. Our registered agent for this purpose is American Corporate Enterprises, Inc 123 West Nye Lane, Station 129, Carson City, NV 89706. All legal process and any demand or notice authorized by law to be served upon us may be served upon our registered agent in the State of Nevada in the manner provided in NRS 14.020(2).

ITEM 1A RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF   PROCEEDS

There has been no change in our securities since the fiscal year ended October 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

3(i)	Articles of Incorporation (incorporated by reference from Rosewood’s Registration Statement on Form S-1 filed on October 30, 2014, Registration No.333-199690)

3(ii)	By-laws (incorporated by reference from Rosewood’ Registration Statement on Form S-1 filed on October 30, 2014, Registration No. 333-199690)

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101.INS	XBRL Instance Document (*)

101 SCH	XBRL Taxonomy Extension Schema Document (*)

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)

101 LAB	XBRL Taxonomy Extension Labels Linkbase Document (*)

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

_____________

(*) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSEWOOD RESOURCES, INC.

By:	/s/ Kgomotos Joyce Lediga
Kgomotos Joyce Lediga
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date:	June 12, 2015

By:	/s/ B. Gordon Brooke
B. Gordon Brooke
Chief Financial Officer, Chief Accounting Officer, Secretary/Treasurer and Director
(Principal Financial Officer and Chief Accounting Officer)

Date:	June 12, 2015

