Form 10-Q
period 2015-07-31
Rosewood Resources, Inc.
filed 2015-09-14
CIK 1613809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended July 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form ___________ to ___________

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court. Yes □ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

August 31, 2015: 90,000,000 common shares

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed balance sheets of Rosewood Resources, Inc. at July 31, 2015 (with comparative figures as at October 31, 2014) and the condensed statements of operations for the three and nine months ended July 31, 2015 and 2014 and the condensed statements of cash flows for the nine months ended July 31, 2015 and 2014 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended July 31, 2015 are not necessarily indicative of the results that can be expected for the year ended October 31, 2015.

ROSEWOOD RESOURCES, INC.

BALANCE SHEETS

	July 31, 2015	October 31, 2014
	(Unaudited)	(Audited)
Assets

Cash	$46,193	$64,204

Total Current Assets	46,193	64,204

Total Assets	$46,193	$64,204

Liabilities and Stockholder’s (Deficit) Equity

Current liabilities:
Accounts payable	$19,213	$11,445
Due to related parties	51,290	50,857

Total current liabilities	70,503	62,302

Total Liabilities	70,503	62,302

Stockholder’s (Deficit) Equity:
Common stock 650,000,000 common stock authorized, $0.001 par value; 90,000,000 common shares issued and Outstanding	90,000	90,000
Deficit accumulated	(114,310)	(88,098)

Total stockholder’s (deficit) equity	(24,310)	1,902

Total Liabilities and Stockholder’s (deficit) equity	$46,193	$64,204

See accompanying notes to these unaudited financial statements

ROSEWOOD RESOURCES, INC.

Condensed Statements of Operations

(Unaudited)

	For the three months ended July 31, 2015	For the three months ended July 31, 2014	For the nine months ended July 31, 2015	For the nine months ended July 31, 2014

Revenue	$-	$-	$-	$-

Expenses
Exploration costs	3,771	-	10,223	-
General and Administrative expenses	5,105	14,299	15,989	23,857

Total expenses	8,876	14,299	26,212	23,857

Loss from operations	$(8,876)	$(14,299)	$(26,212)	$(23,857)

Net loss per common share:

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:

Basic and diluted	90,000,000	90,000,000	90,000,000	90,000,000

See accompanying notes to these unaudited financial statements

ROSEWOOD RESOURCES, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended July 31, 2015	For the nine months ended July 31, 2014

Operating Activities

Net loss	$(26,212)	$(23,857)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:

Accounts payable	7,768	16,685

Net cash used in operating activities	(18,444)	(7,172)

Financing activities

Proceeds from advances from a third party	433	608

Net cash provided by financing activities	433	608

Net (decrease) increase in cash	(18,011)	(6,564)

Cash, beginning of period	64,204	68,454

Cash, end of period	$46,193	$61,890

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to these unaudited financial statements

ROSEWOOD RESOURCES, INC.

Notes to the Condensed Financial Statements

July 31, 2015

(Unaudited)

1. Basis of presentation

The accompanying condensed financial statements of Rosewood Resources, Inc. (“Rosewood” or “the Company”) have been prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements, as of October 31, 2014, and notes thereto. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim period as of July 31, 2015 are not necessarily indicative of the results to be expected for the full year.

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

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these unaudited financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2015, the Company had not yet achieved profitable operations, had accumulated losses of $114,310 since its inception, had a working capital deficiency of $24,310, and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

(b)	incur additional Exploration Expenditures of $35,000 on or before the second anniversary date of the Option (Paid September 2014); and

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

4. Significant transactions with related party

During the period ended July 31, 2015, a director and officer made advances to the Company in the amount of $433 to fund daily operations of the Company and since inception has made advances of $51,290. These advances are non-interest bearing and payable on demand.

One officer and director of the Company has acquired 100% of the common stock issued.

5. Common stock

The Company’s authorized common stock consists of 650,000,000 shares of common stock, with par value of $0.001.

On June 18, 2013, the Company issued 90,000,000 shares of its common stock to its sole director and officer at $0.001 per share, for net proceeds of $90,000.

6. Contractual Commitment

As at September 15, 2014, the Company entered into an agreement with Douglas Turnbull, Professional Geologist of Lakehead Geological Services Inc. to review and analyse the geological information relating to the Knott Lake Property, to discuss its merits with the Board of Directors, to review the proposed geological program to be undertaken and to advise the Board of Directors as to any impairment or litigation which might be pending relating to the Knott Lake property. In consideration for this service the Company agreed to pay each month starting on September 15, 2014 the sum of $1,000 each month to a maximum of 24 months or until the Directors decided that the service of Douglas Turnbull are no longer required. Each quarter an amount of $3,000 is charged to Exploration Costs on the Condensed Statement of Operations.

7. Subsequent events

The Company has evaluated subsequent events from July 31, 2015 through September 10, 2015 the date the financial statements were available and issued, and concluded there were no events or transactions occurring during this period.

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

Our auditors have issued a going concern opinion in their report dated February 3, 2015 relating to the October 31, 2014 financial statements. In other words, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional financing. This is because we have not generated any revenues and no revenues are anticipated until we, if ever, locate a source of valuable minerals, extract them and sell them. Thus, we incurred a net loss from June 17, 2013 (inception) to July 31, 2015 of $114,310. To continue, we must raise cash from other sources.

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

(b)	incur additional Exploration Expenditures of $35,000 on or before the second anniversary date of the Option (Paid); and

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

Geological Setting and Mineralization

Regional Geology

The Knott Lake property is situated in the southwestern Abitibi Greenstone belt of the Superior Province. The volcanic strata of the Matachewan area have been assigned to the Larder Lake and Kinojevis Groups. The Larder Lake Group of volcanic rocks consists of mainly pillowed and massive basalt flows with less common komatiitic flows. The Kinojevis Group of volcanic rocks are pillowed and massive basalts, mafic to intermediate tuffs, and cherty tuffaceous units. The volcanic rocks are overlain, in places conformably, by a narrow belt of conglomerate, arkose, greywacke and quartzite that are characteristic of the Timiskaming GroupA summary geological map of the Matachewan area is shown below.

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

Green carbonate ore bodies were irregular and had limited vertical extents although low grade mineralization extends down-plunge from the ore bodies. Gold was directly associated with east- to northeast-trending, shallow, north-dipping (5° -20 °) extension fractures within carbonatized, pyritized and commonly brecciated volcanic rocks. The altered ultramafic volcanic units (fuchsitic schists or green carbonate zones) on the MCM are generally weakly anomalous in gold.

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

Exploration Work undertaken In September 2014

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

Employees

As of August 31, 2015, Rosewood did not have any employees either part time or full time other than its directors and officers. Rosewood has entered into a Consulting Contract with Douglas Turnbull, Professional Geologist, of Lakehead Geological Services Inc to assist the Board of Directors in analyzing the results from Knott Lake and determine future exploration activities. In exploring the Knott Lake it will use the services of Cove Exploration Services Ltd. a qualified geological firm, who will only be retained during the exploration program. Once the program is over the Company will evaluate the need to hire additional employees if it is warranted.

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

21

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

PLAN OF OPERATIONS

Our financial information deals primarily with our current liquidity as a result of being still in the exploration stage. As of July 31, 2015 we had negative working capital of $24,210 and is expected to increase further still during the next few months, Our director is not committed to advancing us funds although he has advanced funds in the past in the amount of $51,290 which is on a demand bases and bears no interest. If we do not raise additional funds, we will increase our working capital deficiency by the end of the next twelve months. Our future financial success is dependent on the successful finding and exploring the Knott Lake Property in Ontario. The exploration activities on the Knott Lake Property may take many years and hefty financial investment to complete. Our success doing this is impossible to predict at this time. The value of any mineral reserve we might find would also be dependent on factors beyond our control such as currency exchange rates, fluctuating metal prices and mining regulations in the various jurisdictions we obtain mineral claims.

Results of Operation

Summary of three and nine months ended July 31, 2015 and 2014 and from June 17, 2013 (date of inception) to July 31, 2015.

	For the three months ended July 31, 2015	For the three months ended July 31, 2014	For the nine monhts ended July 31, 2015	For the nine months ended July 31, 2014	June 17, 2013 (date of inception) to July 31, 2015
Revenue	$--	$--	$-	$-	$-
Exploration	3,771	-	10,223	-	67,848
Expenses	5,105	14,299	15,989	23,857	46,462
Net Income (Loss)	$(8,876)	$(14,299)	$(26,212)	$(23,857)	$(114,310)

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

Expenses

Our expenses for the nine months ended July 31, 2015 and 2014 and from June 17, 2013 (date of inception) to July 31, 2015 consisted of the following:

	For the nine months ended July 31, 2015	For the nine months ended July 31, 2014	June 17, 2013 (date of inception) to July 31, 2015
Accounting and Audit	$14,170	$10,910	$30,340
Consulting	-	5,775	5,775
Edgarizing	1,287	-	1,287
Exploration Expenses	10,223	-	67,848
Incorporation	-	-	789
Legal	-	5,800	5,800
Office	532	608	1,457
Transfer agent	-	764	1,014
Total Expenses	$26,212	$23,857	$114,310

Our expenses during the period from inception on June 17, 2013 to July 31, 2015 consisted of accounting and audit services in the preparation of the records and financial statements of the Company for the period from June 17, 2013, date of inception, to October 31, 2013 and for the interim periods of January 31, April 30, July and the year ended October 31, 2014 and the interim period of January 31 and April 30, 2015 and for the initial preparation of our effective registration statement, legal fees relating to a legal opinion, exploration work undertaken during 2013 and 2014 on the Knott Lake property and payment of our Annual List of Officers and Directors.

Exploration expenses during the period from inception on June 17, 2013 to July 31, 2015 primarily relate to the costs associated with our Option Agreement whereby in the first and second years we were required to spend on exploration an amount of $20,000 and $35,000 respectively. Before the third anniversary date of the Option Agreement, being September 11, 2016, the Company will have to incur additional exploration expenditures of $50,000 and grant a cash payment of $25,000. In addition, each quarter an amount of $3,000 is charged to Exploration Costs on the Condensed Statement of Operations for the fee paid to Douglas Turnbull.

Liquidity And Capital Resources

Working Capital

	As at July 31, 2015	As at July 31, 2014	As at October 31, 2014	As at October 31, 2013
Current Assets	$46,193	$61,890	$64,204	$68,454
Current Liabilities	(70,503)	(17,542)	(62,302)	(249)
Working Capital (Deficiency)	$(24,310)	$44,348	$1,902	$68,205

Cash Flows

	For the nine months ended July 31, 2015	For the nine months ended July 31, 2014	For the year ended October 31, 2014	June 17, 2013 (date of inception) to October 31, 2014
Cash Flows Used In Operating Activities	$(18,444)	$(7,172)	$(54,858)	$(54,858)
Cash Flows Used in Investing Activities	-	-
Cash Flows Provided By Financing Activities	433	608	50,608	50,608
Increase (Decrease) In Cash During Period	$(18,011)	$(6,564)	$(4,250)	$(4,250)

As of July 31, 2015, we had $46,193 cash on hand. We have incurred a cumulative net loss of $114,310 for the period from the date of our inception on June 17, 2013 to July 31, 2015 and have not attained profitable operations to date. For the period ended July 31, 2014 we had a cash balance of $61,890, an accumulated loss of $45,652 and a working capital position of $44,348.

Cash Requirement over the Next Twelve Months

The following represents management’s estimates of the cash Rosewood will require to meet its current obligations and provide working capital for the next twelve months.

Description	Amount	Particulars Regarding Funds Needed

Accounting and audit	$10,130	Preparation of financial statements and either a review or examination by the auditors
Consulting fees - geological	12,000	Fees paid to Douglas Turnbull for acting as a consulting geologist for the Board of Directors
Exploration expenses	50,000	Year 3 payment per Option Agreement
Filing fees	1,000	Annual filing with State of Nevada and Edgar fees for filing with the SEC
Legal	1,500	Services for various filing requirements
Transfer agent	1,500	Issuance of shares and annual report

Total cash required before the following	76,130

Accounts payable	19,213	Non related parties as of July 31, 2015
Total estimated expenses	95,343
Less: Cash on hand	(46,193)	Cash as of July 31, 2015
Estimated cash shortfall	$49,150

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and our Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of July 31, 2015 (the “Evaluation Date”). Based on that evaluation, the Chief Accounting Officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of July 31, 2015, we did not have an audit committee nor a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

3(i)	Articles of Incorporation (incorporated by reference from Rosewood’s Registration Statement on Form S-1 filed on October 30, 2014, Registration No.333-199690)

3(ii)	By-laws (incorporated by reference from Rosewood’s Registration Statement on Form S-1 filed on October 30, 2014, Registration No. 333-199690)

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101. INS	XBRL Instance Document (*)

101 SCH	XBRL Taxonomy Extension Schema Document (*)

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)

101 LAB	XBRL Taxonomy Extension Labels Linkbase Document (*)

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

_____________

(*) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSEWOOD RESOURCES, INC.

Date: September 14, 2015	By:	/s/ Kgomotos Joyce Lediga
KGOMOTSO JOYCE LEDIGA
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: September 14, 2015	By:	/s/ B. Gordon Brooke
B. GORDON BROOKE
Chief Financial Officer, Chief Accounting Officer, Secretary/Treasurer and Director
(Principal Financial Officer and Chief Accounting Officer)

