Form 10-K
period 2015-10-31
Rosewood Resources, Inc.
filed 2016-02-10
CIK 1613809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

COMMISSION FILE NUMBER 333-199690

ROSEWOOD RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	61-1733971
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

8 Dorset Place, 65 Dorset Road, Parkwood, Johannesburg South Africa	2193
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (416) 819-3795

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. ☐Yes      ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes     ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes   ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $50,000 based on the registered resale of securities on Form S-1/A effective April 20, 2015 at a price of $0.002 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of December 31, 2015, the Registrant had 90,000,000 shares of common stock outstanding.

ROSEWOOD RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED OCTOBER 31, 2015

PART I

This Form 10-K, particularly in the sections titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "believe," "may," "might," "objective," "estimate," "continue," "anticipate," "intend," "should," "plan," "expect," "predict," "potential," or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties.

These risks are not exhaustive. Other sections of this Form 10-K may include additional factors that could adversely impact our business and financial performance. These statements reflect our current views with respect to future events and are based on assumptions and subject to risk and uncertainties. Moreover, we operate in a very competitive and rapidly-changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-K to conform these statements to actual results or to changes in our expectations.

As used in this Annual Report, the terms "we," "us," "our," "Rosewood," and the "Company" means Rosewood Resources, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1. BUSINESS.

Overview of Our Business

We were incorporated on June 17, 2013 pursuant to the laws of the State of Nevada.

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups Act.

We shall continue to be deemed an emerging growth company until the earliest of-

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

(C) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(D) the date on which such issuer is deemed to be a 'large accelerated filer', as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

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

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We have a 51% option interest in a mineral property that we call the "Knott Lake" consisting of a single patented mining claim (MR6061) in Cairo Township located about 1.3 km northeast of the community of Matachewan in northeast Ontario. Our plan is to implement our exploration program as set forth under the Option Agreement dated September 11, 2013 whereby we incurred exploration expenses in the first year of $20,000, additional exploration expenses on the second anniversary of $35,000 and on the third anniversary an additional $50,000 as well as a cash payment of $25,000 to earn our 51% interest in the property. A description of the Knott Lake is provided under the heading "Properties" below.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of the Knott Lake. We are presently in the exploration stage of our business and we can provide no assurance that commercially viable mineral deposits exist on the Knott Lake, or that, if such deposits are discovered, we will be able to enter into further substantial exploration or development programs. Further exploration is required to determine the economic and legal feasibility of the Knott Lake.

Government Regulations

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of Ontario, Canada. The main agency that governs the exploration of minerals in Ontario is the Ministry of Northern Development and Mines ("NDM"). The NDM manages the development of Ontario's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the NDM regulates and inspects the exploration and mineral production industries in Ontario to protect workers, the public and the environment.

The material legislation applicable to us is the Mining Act (Ontario), which governs the procedures involved in the location, recording and maintenance of mineral titles in Ontario. The Mining Act also governs the issuance of leases which are long term entitlements to minerals.

All mineral exploration activities carried out on a mineral claim or mining lease in Ontario must be in compliance with the Mining Act. The Mining Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the NDM, to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine and other procedures to be observed at a mine. Additionally, various provincial statutes contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision.

We will not be required to obtain a permit for geochemical and/or geophysical exploration work carried out on our property. In the event that we wish to conduct drilling on the property, we will be required to file a permit application with the NDM. As of the date of this prospectus, we have not applied for such a permit.

The Mining Act also provides that a company planning to mine a property must submit a detailed "Closure Plan" must be submitted to the NDM for development activities. A closure plan outlines how the affected land will be rehabilitated and the costs associated with doing so. A closure plan must be developed and acknowledged by the NDM before mine development can begin.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Natural Resources and Forestry. Items such as waste approvals may be required from the Ministry of Environment and Climate Change if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

In order to maintain our mineral claims in good standing, we must complete exploration work on the mineral claims and file confirmation of the completion of work on the mineral claims with the applicable mining recording office of the NDM. In Ontario, the recorded holder of a mineral claim is required to perform a minimum amount of exploration work on a claim. We will be required to complete assessment work equal to CAD $400 per unit by the second anniversary and CAD $400 per unit for each year thereafter. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. The completion of mineral exploration work in any year will extend the existence of our mineral claims for one additional year. If we fail to complete the minimum required amount of exploration work, then our mineral claims will lapse, and we will lose all interest that we have in our mineral claims.

Environmental Regulations

We will have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or us in the event that a potentially economic deposit is discovered.

The recommended program of exploration over the three year period should have no environmental impact and therefore no cost to the Company due to basically the ground, trees, shrubs and streams will not be disturbed in any way since the main focus is on obtaining mineral samples and undertaking line definition by flagging the trees to create strength lines on the property in order to perform Induced Polarization surveys on these grid lines.

Prior to undertaking mineral exploration activities, we must make application for a permit, if we anticipate disturbing land. A permit is issued after review of a complete and satisfactory application. We do not anticipate any difficulties in obtaining a permit, if needed. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

(i)	Water discharge will have to meet drinking water standards;

(ii)	Dust generation will have to be minimal or otherwise re-mediated;

(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

(iv)	An assessment of all material to be left on the surface will need to be environmentally benign;

(v)	Ground water will have to be monitored for any potential contaminants;

(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Competition

We are an exploration stage company and will have to compete with other mineral resource exploration companies for funds to finance our exploration activities and if require to acquire other mineral properties. Unfortunately many of the exploration companies in Canada have more money, more qualified personnel and greater knowledge of the mining industry in Ontario than we do. They are able to spend considerable more money and attract more qualified staff than we can. This being the case they can acquire mineral properties with more potential and thereby attract more potential investors. There are only a limited number of investors who are willing to invest in a start-up exploration stage company. This being the case it will have an effect on our ability to raise funds for the exploration of the Knott Lake. In addition, we might be restricted from obtaining equipment for our exploration work due to the other companies having the financial capabilities of acquiring better and more sophisticated equipment which we might not be able to afford.

Employees

As of the date of this Form 10-K, we have no employees other than our two executive officers and directors. We have engaged the services of Douglas Turnbull, Professional Geologist, to assist the Board of Directors in analyzing the results on the Knott Lake property. In this regard the Company has entered into a Consulting Contract whereby starting September 15, 2014 Mr. Turnbull will be paid $1,000 for a maximum of twenty four months. The Directors can terminate this contract at any time.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

MILESTONES

IMPLEMENTED

As at December 31, 2015, the Company has implemented certain milestones in its development as are noted below.

1.

The incorporation of the Company in the State of Nevada and the appointment of officers and directors to undertake the development of the Company. The cost of incorporation was $789 with additional charges after the first year of $764 for the annual filing of the Officers, Directors, etc. with the Secretary of State of Nevada.

2.

The directors identified a mineral claim located near the community of Matachewqan in northeast Ontario, Canada called the Knott Lake Property and entered into a Option Agreement with Gordon Davidson whereby by completing work on the claim over a three year period and an additional one-time payment at the end three years of $25,000 the Company would have 100% of the rights to the minerals on the claim. To date, the Company has undertaken Year 1 and Year 2 exploration program on the Knott Lake Property in the total amount of $55,000.

The exploration work undertaken in Year 1 comprised geological mapping to identify outcrops and old trenches previously dug in the middle of the last century. In addition, geological sampling comprising mainly sample of basal till from the old trenches and surrounding areas were taken and sent to a recognized assay laboratory for screening for gold. This was at a cost of $20,000.

In Year 2 an exploration program was undertaken by Canadian Exploration Services Ltd. wherein they undertook an Induced Polarization surrey over a large section of Knott Lake Property. On the basis of the results of this exploration program management will be undertaking the exploration work required in Year 3 during the summer of 2015. The cost of Year 2 exploration program was $35,000.

3.

Additional exploration expenses incurred to date amounted to $2,625 representing independent analysis of the geological results for Year 1 and fees paid to an independent geologist as per the Company's contractual obligation.

4.	The preparation and filing of a registration statement with the SEC at a cost of approximately $20,000.

TO BE IMPLETMENTED

The following represents certain milestone the Company intends to implement in the future.

1.

In the summer of 2016 the Company will undertake Year 3 exploration program on the Knott Gold Property which will entail further work on anomaly D, which under Year 2 exploration program showed strong chargeability anomaly with a correlating low resistivity anomaly. These chargeability anomalies might be related to gold mineralization but extensive work will have to be performed to verity where there is gold mineralization present. The cost of Year 3 exploration program is estimated at $50,000.

2.

Now that the Company's registration statement is effective, the Company will make an application to the OTC Bulletin Board ("OTCBB") to be quoted thereon. There is the chance that the Company's shares might never be quoted and our investors will lose eventually their entire investment. There is no cost associated with a marker maker filing an application with FINRA to obtain a quotation on the OTCBB. Nevertheless, there is a cost in applying for a DTC registration, which the Company wants to obtain, and this is estimated at between $12,000 to $15,000.

3.

Now that the Company's registration statement is effective it is required to file Form 10-Ks on an annual basis and Form 10-Qs on a quarterly basis. The cost for preparing these forms, either being examined or reviewed by the Company' s independent accountants, will be approximately $10,000 on an annual basis.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES.

On September 11, 2013, the Company entered into an Option Agreement ("Option") with Gordon Davidson ("Optionor") whereby the Company was granted an exclusive option to acquire a fifty-one percent (51%) undivided interest in and to the Knott Lake Property ("Property") consisting of a single patented mining claim (MR6061) in Cario Township located about 1.3 km northeast of the community of Matachewan in northeast Ontario, Canada.

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

Upon the Company being deemed to have earned a fifty-one percent (51%) interest in the Property, the Company and the Optionor shall participate in a joint venture (the "Joint Venture") for the purpose of further exploration and development work on the Property and if warranted, the operation of one or more mines on the Property.

The participating interests of the parties at the time of the Joint Venture is formed shall be:

The Company	51%

The Optionor	49%

Each party shall be responsible for payment of its proportional share (based on its participating interest) of the operating and capital costs of the Joint Venture's operations, including reclamation and remediation obligations and any security required thereof. The Optionor shall retain a 2% Net Smelter Royalty in future production from the Property regardless of its participating interest in the Joint Venture.

Upon formation of the Joint Venture, a Management Committee, formed by members from each party and holding voting rights in accordance with each party's participating interest, shall be established which shall make all decisions, on a simple majority vote, which are required to be made by the Joint Venture parties with respect to the Joint Venture's operation. The Management Committee shall have the authority to establish its own rules on how meetings of the Management Committee shall be called and conducted.

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

A = deemed expenditures of party Y

B = actual expenditures of party Y

C = total expenditures (deemed and actual) of all parties

Deemed expenditures are assigned a value based on work done by the Company in order to earn its participating interest. Thus, the deemed expenditures for the parties shall be as follows:

If the participating interest of parties are:	Their deemed expenditures upon formation of the Joint Venture shall be:

The Company - 51%	$105,000
The Optionor - 49%	$100,882

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

Any Exploration Expenditures made or incurred by the Company in excess of the Exploration Expenditures required to earn its interest in the Property shall be credited to the Company's contribution to the first work program after formation of the Joint Venture and shall not automatically dilute the participating interest of the Optionor on formation.

The Option shall terminate:

(a)	upon the Company failing to incur or make any expenditures which must be incurred in exercise of the Option; or

(b)	at any other time, by the Company giving notice of such termination to Optionor.

Knott Lake Property

The Knott Lake property consists of a single patented mining claim (MR6061) approximately 7.61 hectors in Cairo Township located about 1.3 km northeast of the community of Matachewan in northeast Ontario. This property is of interest due to its proximity to the recently re-activated Young Davidson gold mine owned by Aurico Gold. Prior to the work described below, no exploration activity has been carried out on the Knott Lake property since the 1930's. The exploration work completed in October 2013 consisted of soil sampling and basal till sampling in addition to geological mapping. The results indicated that soils and basal tills within this property are anomalously enriched in gold when compared to surrounding properties. These geochemical anomalies are spatially associated with the contact between Temiskaming Group sediments and Larder Lake Group volcanics which is considered to be a favorable setting for gold mineralization. In addition, a review of assessment data from surrounding properties indicates that IP chargeability anomalies traverse the property, and they appear to reflect splays off the Cadillac-Larder Lake Break.

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

Property Description and Location

The Knott Lake property consists of a single patented mining claim (MR6061) in Cairo Township located about 1.3 km northeast of the community of Matachewan, and 50 km southwest of Kirkland Lake in northeast Ontario - refer to map below. Access to the property is via a good quality bush road leading from highway 66, and the property boundary is only 600 meters from the highway. The area within this claim is high and dry with no swamps, and forest cover consists of a mixture of poplar, birch and jack pine. Since this property is a patented claim, there are no assessment requirements. There are only modest annual tax payments payable to the Township of Matachewan for property taxes, and to the Ontario Ministry of Northern Development and Mines for sub-surface rights.

MAP OF ONTARIO WHERE KNOTT LAKE PROPERTY IS LOCATED

Historical Work

No historical exploration has been carried out on the Knott Lake property since the 1930's when this claim was optioned to Matachewan Hub Pioneer Mines Ltd. At that time, a trench was excavated, and a shaft and crosscut was constructed adjacent to the trench within the Knott Lake property claim. According to the engineer's report at the time, a trench on or near to MR6061 intersected carbonated schist carrying numerous stringers of honey-combed quartz. Panning of this rusty material near bedrock invariably gave several colors in the pan. No assays from this trench are reported. A two-compartment shaft 7' X 11' was sunk to a depth of 50 feet and timbered. A crosscut was then driven 45 feet to the south.

There has been substantial exploration work carried out over the past few decades on claims surrounding the Knott Lake property, and much of this data is publically available as assessment reports.

527,000 mE
528,000 mE
529,000 mE
N
4207664
5,312,000 mN
Webb Lake
Meynour Lake
5,311,000 mN
Matachewan Lake
MAT-96-08A
MAT-95-01
MAT-96-02
Knott Lake
MAT-05-01
Matachewan
5,308,000 mN
0
0.5
1
kilometres
Legend
Drill Holes
Shaft
Larder Lake - Cadillac Fault
A0 Soil Anomaly
>100 ppb Au
Axis - IP Chargeability
Strong
Weak
Other Claims/Dispositions
Cove Exploration Services Ltd.
Knott Lake Property
Compilation Map

Geological Setting and Mineralization

Regional Geology

The Knott Lake property is situated in the southwestern Abitibi Greenstone belt of the Superior Province. The volcanic strata of the Matachewan area have been assigned to the Larder Lake and Kinojevis Groups. The Larder Lake Group of volcanic rocks consists of mainly pillowed and massive basalt flows with less common komatiitic flows. Komatiite is a type of ultramafic mantle-derived volcanic rock. It has low silicon, potassium and aluminium, and high to extremely high magnesium content. True komatiites are very rare and essentially restricted to rocks of Archean age (3.8 to 2.8 billion years ago). The Kinojevis Group of volcanic rocks are pillowed and massive basalts, mafic to intermediate tuffs, and cherty tuffaceous units. The volcanic rocks are overlain, in places conformably, by a narrow belt of conglomerate, arkose, greywacke and quartzite that are characteristic of the Timiskaming GroupA summary geological map of the Matachewan area is shown below.

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

Gold Mineralization

The gold mines of the Matachewan camp are located near the highly deformed contact between the Timiskaming Group sedimentary rocks and the Larder Lake Group volcanic rocks. Significantly, this contact is in close proximity to the westward extension of the Larder Lake-Cadillac Break. Irregular syenite bodies have intruded the supracrustal rocks, parallel to the strata and the structural fabric, along and near the sediment-volcanic contact. Syenite is much more abundant within the Timiskaming Group than within the volcanic rocks. The main syenite body localized along the Timiskaming - Larder Lake Group contact in the camp, which is the main ore host.

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

Gold within the main syenite body is directly associated with the following features:

1)	a characteristic brick-red, hematitic "phase" of the syenite;

2)	zones of intense quartz-carbonate veining and fracturing, with 2-5% disseminated pyrite;

3)	zones of "necking" within the syenite.

This association of gold with zones in which the syenite has been thinned is illustrated in plan, long section and cross-section. Reverse motion along the Cadillac-Larder Lake Break resulted in fracturing of the more competent syenite body, especially along its margins. Flat extension veins opened due to the same vertical extension which caused the formation of "necks" within the syenite body as it was being boudinaged vertically on a large scale. Extensive fracturing occurred in the "necks" as the syenite was being extended at these sites. Auriferous hydrothermal fluids flowing along the LLCB precipitated gold along with pyrite, hematite, chalcopyrite and the other associated minerals within the fractures produced during tectonism.

Exploration

Geological Mapping

Approximately half a day was spent locating and identifying outcrops and old trenches within and adjacent to MR6061. It is believed that the trench referred to in the 1930's reports has been located, although it is now masked by overburden and completely overgrown. It is approximately 180m long, 1-2m deep and about 2m wide. No direct evidence of the original shaft was found, although widened sections in the old trench could have accommodated such a shaft. No outcrop was observed in this trench, although time spent stripping vegetation and thin overburden would likely expose bedrock.

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

A total of 8 sample sites covered the entire Knott Lake property on a 100m X 100m spacing as shown in the map below. Positioning was achieved with hand-held GPS giving a station accuracy of +/- 3m. Pits were dug to depths of 0.75 to 1.1m in order to determine the suitability of the glacial drift as a sampling medium. The till in this property is a medium brown in color, and has a sandy texture with moderate silt content, and no clay. It is believed that the overburden here is comprised of basal till although the sandy texture and lack of clay indicates that this till may have been slightly reworked. In addition, in two of these sample sites, bedrock was encountered at the bottom of these pits. Basal till samples were collected from these pits, and samples ranged from 13 to 18 kg each. These samples were screened in order to remove clasts greater than 1 cm in diameter; these clasts were retained. These till samples were submitted to Overburden Drilling Management (ODM) in Ottawa for gold grain counting and description. The important results are summarized in the chart below. These results indicate that gold grain contents in several of the samples are anomalously enriched when compared to WMC's historical results on nearby claims.

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

N
KL01 0.1
KL02 6.8
KL03 31.7
KL04 0.1
KL05 11
KL06 6.7
KL07
KL08
Knott Lake
Legend
Outcrop Lithology
Metasediments
Metavolcanics
Contact
Trenches
Bush Road
Soil Sample
Sample Number,
Gold in Soil (ppb)
Other Claims
Cove Exploration Services Ltd.
Knott Lake Property
Gold in Soil
Fig. 12

Interpretation and Conclusions

The most critical results of the 2013 field program in addition to geophysical and geochemical highlights compiled from assessment files are shown in the map above.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings. There are no material proceedings to which our executive officers and directors are a party adverse to us or has a material interest adverse to us. There are no legal actions, either pending or believed by management to happen, to which the Company is aware.

We are required by Section 78.090 of the Nevada Revised Statutes (the "NRS") to maintain a registered agent in the State of Nevada. Our registered agent for this purpose is American Corporate Enterprise, Inc. of 123 W. Nye Lane, Suite 129, Carson City, NV 89706. All legal process and any demand or notice authorized by law to be served upon us may be served upon our registered agent in the State of Nevada in the manner provided in NRS 14.020(2).

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.Holders of Our Common Stock

As of the date of this Form 10-K, we have one (1) registered stockholder.

No Public Market for Common Stock

There is currently no public market for our common stock. We anticipate making an application for quotation of our common stock on the OTCBB upon:

(i)	the effectiveness of the registration statement; and

(ii)	our obtaining a sufficient number of stockholders to enable our common stock to become quoted on the OTCBB.

We cannot provide any assurance that our common shares will ever be quoted on the OTCBB or any other quotation system.

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

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Outstanding Options, Warrants or Convertible Securities

As of the date of this Form 10-K, we do not have any outstanding options, warrants to purchase our common stock or securities convertible into shares of our common stock.

Rule 144 Shares

In general, under Rule 144, a person who is not an affiliate of a company and who is not deemed to have been an affiliate of a company at any time during the three months preceding a sale and who has beneficially owned shares of a company's common stock for at least six months would be entitled to sell them without restriction, subject to the continued availability of current public information about the company (which current public information requirement is eliminated after a one-year holding period). In addition, a person, who is an affiliate and beneficially owned shares of a company's common stock for at least six months, will be entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.	One percent of the number of shares of the company's common stock then outstanding; or

2.	The average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

However, at this time, we may be deemed a company that has either no or nominal operations and no or nominal assets (a "shell company"). In particular, Rule 144 is not available for securities initially issued by a shell company, whether reporting or non-reporting, or a company that was at any time previously a shell company, unless the company:

•	has ceased to be a shell company;

•	is subject to the Exchange Act reporting obligations;

•	has filed all required Exchange Act reports during the preceding twelve months; and

•	at least one year has elapsed from the time the company filed with the SEC current Form 10 type information reflecting its status as an entity that is not a shell company.

As a result, our sole shareholder, being an affiliate, and any other person initially issued shares of our common stock, excluding those shares registered in this prospectus, is not entitled to sell such shares until the Shell Company Conditions have been satisfied. Upon satisfaction of the Shell Company Conditions, such sales by our sole shareholder and director would be limited by the manner of sale provisions and notice requirements and to the availability of current public information about us as set forth above.

Registration Rights

We have not granted registration rights to Ms. Lediga or to any other persons.

We filed a Registration Statement on Form 8-A with the SEC concurrently with, or immediately following, the effectiveness of our Registration Statement on Form S-1. The filing of the Registration Statement on Form 8-A caused us to become a reporting company with the SEC under the Exchange Act concurrently with the effectiveness of the Registration Statement on Form S-1. We must be a reporting company under the Exchange Act in order for our common stock to be eligible for quotation on the OTCBB.

We believe that the development of a public market for our common stock will make an investment in our common stock more attractive to future investors. In the near future, in order for us to continue with our exploration program on the Knott Lake, we may need to raise additional capital. We believe that obtaining reporting company status under the Exchange Act and quotation on the OTCBB should increase our ability to raise these additional funds from investors.

DIVIDENDS

Rosewood's Articles of Incorporation or Bylaws do not restrict it from declaring dividends. Nevertheless, the Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Rosewood has not declared any dividends since its inception and does not conceive that it will be declaring any dividends in the near future. Management was to retain any excess funds in the Company for working capital and for further exploration on a future mineral claim.

Stock Options, Warrants and Rights

Rosewood does not have any outstanding stock options, warrants, rights or any other instrument which will allow the holders to convert into common shares of our Company.

ITEM 6. RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

1.	Financial statements

(a)	Report of Independent Registered Public Accounting Firm;

(b)	Balance Sheets as at October 31, 2015 and 2014;

(c)	Statements of Operations for the years ended October 31, 2015 and 2014;

(d)	Statements of Changes In Stockholder's (Deficit) Equity to October 31, 2015;

(e)	Statements of Cash Flows for the years ended October 31, 2015 and 2014; and

(f)	Notes to Financial Statements.

STEVENSON & COMPANY CPAS LLC A PCAOB Registered Accounting Firm	12421 N Florida Ave. Suite .113 Tampa, Fl. 33612

{813)443-0619

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Rosewood Resources, Inc.

We have audited the accompanying balance sheet of Rosewood Resources, Inc. as of October 31, 2015 and 2014 and the related statements of operations, changes in stockholder's equity (deficit), and cash flows for the years ended October 31, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rosewood Resources, Inc. as of October 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stevenson & Company CPAS LLC

Stevenson & Company CPAS LLC

Tampa, Florida

February 5, 2016

ROSEWOOD RESOURCES, INC.

BALANCE SHEETS

	October 31, 2015	October 31, 2014

Assets

Cash	$37,410	$64,204

Total Assets	$37,410	$64,204

Liabilities and Stockholder's (Deficit) Equity

Current liabilities:
Accounts payable	$19,103	$11,445
Due to related parties	51,380	50,857

Total current liabilities	70,483	62,302

Stockholder's (Deficit) Equity:
Common stock 650,000,000 common stock authorized, $0.001 par value; 90,000,000 common shares issued and Outstanding	90,000	90,000
Deficit accumulated	(123,073)	(88,098)

Total stockholder's (deficit) equity	(33,073)	1,902

Total Liabilities and Stockholder's (deficit) equity	$37,410	$64,204

The accompanying notes are an integral part of these financial statements.

ROSEWOOD RESOURCES, INC.

Statements of Operations

	For the year ended October 31, 2015	For the year ended October 31, 2014

Revenue	$-	$-

Expenses
Exploration costs	13,373	37,100
General and Administrative expenses	21,602	29,203

Total expenses	34,975	66,303

Loss from operations	$34,975	$66,303

Net loss per common share:

Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:

Basic and diluted	90,000,000	90,000,000

The accompanying notes are an integral part of these financial statements.

ROSEWOOD RESOURCES INC.

Statements of Changing to Stockholder's (Deficit) Equity

	Common Shares	Stock Amount	Accumulated Deficit	Total Stockholder's (Deficit) Equity

Balance as at October 31, 2013	90,000,000	90,000	(21,795)	68,205

Net loss for the year ended October 31, 2014	-	-	(66,303)	(66,303)
Balance as at October 31, 2014	90,000,000	90,000	(88,098)	1,902
Net loss for the year ended October 31, 2015	-	-	(34,975)	(34,975)

Balance as at October 31, 2015	90,000,000	$90,000	$(123,073)	$(33,073)

The accompanying notes are an integral part of these financial statements.

ROSEWOOD RESOURCES, INC.

Statements of Cash Flows

	For the year ended October 31, 2015	For the year ended October 31, 2014

Operating Activities

Net loss	$(34,975)	$(66,303)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:

-Accountspayable	7,658	11,445

Net cash used in operating activities	(27,317)	(54,858)

Cash Flows From Investing Activities:	-	-

Net cash used in investing activities	-	-

Financing activities

Proceeds from advances from a related party	523	50,608

Net cash provided by financing activities	523	50,608

Net (decrease) increase in cash	(26,794)	(4,250)

Cash, beginning of period	64,204	68,454

Cash, end of period	$37,410	$64,204

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

ROSEWOOD RESOURCES, INC.

Notes to the Financial Statements

October 31, 2015

1. Basis of presentation and Going Concern

The accompanying financial statements of Rosewood Resources, Inc. ("Rosewood" or "the Company") have been prepared in accordance with generally accepted accounting principles in the United States for period ended October 31, 2015. Rosewood was incorporated under the laws of the State of Nevada on June 17, 2013.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore is considered an exploration stage company.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2015, the Company had not yet achieved profitable operations, had accumulated losses of $123,073 since its inception, had a negative working capital position of $33,073, and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses as it executes its business plan of mining its interest in a mineral property and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through the issuance of shares to one of its officer and director and from advance made by the other director for certain office expenses. The Company's future operations are dependent upon external funding and its ability to execute its business plan in mining its interest in a mineral property, realizing sales from its mining activities and controlling expenses. Management believes that sufficient funding may be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the exploration of its mineral property, or if obtained, upon terms favorable to the Company.

2. Summary of Significant Accounting Policies

Accounting Method

The Company's financial statements are presented in United States dollars and are prepared using the accrual method of accounting which conforms to generally accepted accounting principles in the United States of America ("US GAAP").

ROSEWOOD RESOURCES, INC.

Notes to the Financial Statements

October 31, 2015

2. Summary of Significant Accounting Policies - Continued

Basic and Diluted Net Income Per Share

Basic net income per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then the basic and diluted per share amounts are the same.

Income Taxes

Income taxes are provided in accordance with Codification topic 740, "Income Taxes", which requires an asset and liability approach for the financial accounting and reporting of income taxes. Current income tax expense (benefit) is the amount of income taxes expected to be payable (receivable) for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. Deferred income tax expense is generally the net change during the year in the deferred income tax asset and liability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be "more likely than not" realized in future tax returns. Tax rate changes and changes in tax laws are reflected in income in the period such changes are enacted.

Period Ended	Estimated NOL Carry-Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2013	$21,795	2033	$6,539	$(6,539)	-
2014	66,303	2034	19,890	(19,890)	-
2015	34,975	2035	10,493	(10,493)

	$123,073		$36,922	$(36,922)	$-

On October 31, 2015 the Company had a net operating loss carry forward of $123,073 for income tax purposes. The tax benefit of approximately $36,922 from the loss carry forward has been fully offset by a valuation allowance. The Company has three open tax years for federal income tax purposes.

Due to the Company's net loss position from inception on June 17, 2013 to October 31, 2015, there was no provision for income taxes recorded. As a result of the Company's losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at October 31, 2015.

ROSEWOOD RESOURCES, INC.

Notes to the Financial Statements

October 31, 2015

2. Summary of Significant Accounting Policies - Continued

Long-lived Assets

Long-Lived assets, such as property and equipment, mineral properties, and purchased intangibles with finite lives (subject to amortization), are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Codification topic 360 "Property, Plant, and Equipment". Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by an asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount exceeds the estimated fair value of the asset. The estimated fair value is determined using a discounted cash flow analysis. Any impairment in value is recognized as an expense in the period when the impairment occurs.

Foreign Currency Translations

The books of the Company are maintained in United States dollars and this is the Company's functional and reporting currency. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statement of Operations:

Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date;

Non-Monetary items including equity are recorded at the historical rate of exchange; and

Revenues and expenses are recorded at the period average in which the transaction occurred.

Revenue Recognition

Revenue from the sale of minerals will be recognized when a contract is in place and minerals are delivered to the customer.

Mineral claim acquisition and exploration costs

The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

ROSEWOOD RESOURCES, INC.

Notes to the Financial Statements

October 31, 2015

2. Summary of Significant Accounting Policies - continued

Fair Value of Financial Instruments

Codification topic 825, "Financial Instruments", requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of October 31, 2015 approximate their respective fair values because of the short-term nature of these instruments.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements, except for changes in reporting Development Stage Enterprises. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to October 31, 2015 through the date these financial statements were issued.

On June 10, 2014 the FASB issued authoritative guidance which eliminates the concept of a development stage entity, which includes exploration stage. The incremental reporting requirements for presenting the development stage operations and cash flows since inception will no longer apply to exploration stage entities. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2014. The Company previously had been considered an exploration stage entity as its operations had not begun and has elected early adoption of this guidance effective with this filing.

3. Mineral Rights Option Agreement

On September 11, 2013, the Company entered into an Option Agreement ("Option") with Gordon Davidson ("Optionor") whereby the Company was granted an exclusive option to acquire a fifty-one percent (51%) undivided interest in and to the Knott Lake Property ("Property") consisting of a single patented mining claim (MR6061) in Cario Township located about 1.3 km northeast of the community of Matachewan in northeast Ontario, Canada.

ROSEWOOD RESOURCES, INC.

Notes to the Financial Statements

October 31, 2015

3. Mineral Rights Option Agreement - Continued

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

Upon the Company being deemed to have earned a fifty-one percent (51%) interest in the Property, the Company and the Optionor shall participate in a joint venture (the "Joint Venture") for the purpose of further exploration and development work on the Property and if warranted, the operation of one or more mines on the Property.

The participating interests of the parties at the time of the Joint Venture is formed shall be:

The Company	51%

The Optionor	49%

Each party shall be responsible for payment of its proportional share (based on its participating interest) of the operating and capital costs of the Joint Venture's operations, including reclamation and remediation obligations and any security required thereof. The Optionor shall retain a 2% Net Smelter Royalty in future production from the Property regardless of its participating interest in the Joint Venture.

Deemed expenditures are assigned a value based on work done by the Company in order to earn its participating interest. Thus, the deemed expenditures for the parties shall be as follows:

If the participating interest of parties are:	Their deemed expenditures upon formation of the Joint Venture share be:

The Company - 51%	$105,000
The Optionor - 49%	$100,882

Any Exploration Expenditures made or incurred by the Company in excess of the Exploration Expenditures required to earn its interest in the Property shall be credited to the Company's contribution to the first work program after formation of the Joint Venture and shall not automatically dilute the participating interest of the Optionor on formation.

The Option shall terminate:

(a)	upon the Company failing to incur or make any expenditures which must be incurred in exercise of the Option; or

(b)	at any other time, by the Company giving notice of such termination to Optionor.

ROSEWOOD RESOURCES, INC.

Notes to the Financial Statements

October 31, 2015

4. Significant transactions with related party

During the year ended October 31, 2015, a director and officer made advances to the Company in the amount of $523 to fund daily operations of the Company and since inception has made a total of $51,380 in advances. These advances are non-interest bearing and payable on demand.

One of the officers and directors of the Company has acquired 100% of the common stock issued.

5. Common stock

The Company's authorized common stock consists of 650,000,000 shares of common stock, with par value of $0.001.

On June 18, 2013, the Company issued 90,000,000 shares of its common stock to one of its director and officer at $0.001 per share, for net proceeds of $90,000.

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

7. Subsequent events

The Company has evaluated subsequent events from October 31, 2015 through January 28, 2016 the date the condensed financial statements were available and issued, and concluded there were no events or transactions occurring during this period.

ITEM 8. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in the Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K.

Results of Operation

Summary of the years ended October 31, 2015 and 2014 and from June 17, 2013 (date of inception) to October 31, 2015.

	Year ended October 31, 2015	Year ended October 31, 2014
Revenue	$-	$-
Exploration	13,373	37,100
Expenses	21,602	29,203
Net Income (Loss)	$(34,975)	$(66,303)

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

Expenses

Our expenses for the year ended October 31, 2015 and 2014 and from June 17, 2013 (date of inception) to October 31, 2015 consisted of the following:

	For the year ended October 31, 2015	For the year ended October 31, 2014
Accounting and Audit	$18,060	$16,170
Consulting	-	5,775
Edgarizing	2,156
Exploration Expenses	13,373	37,100
Incorporation	-	-
Legal	-	5,800
Office	622	694
Transfer agent	764	764
Total Expenses	$34,975	$66,303

Our expenses during the year ended October 31, 2015 consisted of accounting and audit services in the preparation of the records and financial statements of the Company for the period from June 17, 2013, date of inception, to October 31, 2015 and for the preparation of the Company's effective registration statement, legal fees relating to a legal opinion, exploration work undertaken during 2014 on the Knott Lake property and payment of our Annual List of Officers and Directors. .

Exploration expenses during the period from inception on June 17, 2013 to October 31, 2015 primarily relate to the costs associated with our Option Agreement whereby in the first and second years we were required to spend on exploration an amount of $20,000 and $35,000 respectively. This money has been paid and maintains the Company in good standing until September 2016 when we will have to spend an additional $50,000 on exploration to keep the option agreement in good standing.

Liquidity And Capital Resources

Working Capital

	As at October 31, 2015	As at October 31, 2014
Current Assets	$37,410	$64,204
Current Liabilities	(70,483)	(62,302)
Working Capital (Deficiency)	$(33,073)	$1,902

Cash Flows

	For the year ended October 31, 2015	For the year ended October 31, 2014
Cash Flows Used in Operating Activities	$(27,317)	$(54,858)
Cash Flows From Investing Activities	-	-
Cash Flows Provided by Financing
Activities	523	50,608
Increase (Decrease) in Cash During Period	$(26,794)	$(4,250)

As of October 31, 2015, we had $37,410 cash on hand. We have incurred a cumulative net loss of $123,073 for the period from the date of our inception on June 17, 2013 to October 31, 2015 and have not attained profitable operations to date.

Cash Requirement over the Next Twelve Months

The following represents management's estimates of the cash Rosewood will require to meet its current obligations and provide working capital for the next twelve months.

Description	Amount	Particulars Regarding Funds Needed

Accounting and audit	$19,000	Preparation of financial statements and either a review or examination by the auditors
Consulting fees - geological	12,000	Fees paid to Douglas Turnbull for acting as a consulting geologist for the Board of Directors
Exploration expenses	50,000	Year 3 payment per Option Agreement
Filing fees	1,000	Annual filing with State of Nevada and Edgar fees for filing with the SEC
Legal	1,500	Services for various filing requirements
Office and miscellaneous	1,000	General office expenses
Transfer agent	1,500	Issuance of shares and annual report

Total cash required before the following	86,000

Accounts payable	19,103	Non related parties as of October 31, 2015
Total estimated expenses	105,103
Less: Cash on hand	(37,410)	Cash as of October 31, 2015
Estimated cash shortfall	$67,693

Future Financing

We currently do not have sufficient funds to complete our exploration program at the beginning of Year 3 in the amount of $50,000 and one times payment of $25,000 as set forth in the Option Agreement. We will require additional funds to meet our financial obligations after the next twelve months have ended. Accordingly, we will need to obtain additional financing in order to complete our plan of operation under Year 3 exploration program and to meet our current obligations as they come due. If the Company does not meet its obligations under the Option Agreement it will lose the rights to the minerals on its claim.

When we do need funds there is no assurance that we will achieve any of additional sales of our common shares to raise sufficient funds to carry on in the future. There is also no assurance we can obtain additional funds from one or both of our two directors and officers.

Off-Balance Sheet Arrangements

None.

Trends

From Rosewood's date of inception it has been an exploration company which has produced no revenue and maybe will not be able to produce revenue. To the knowledge of its management Rosewood is unaware of any trends or past and future events which will have a material effect upon it, its income and business, both in the long and short term. .

Critical Accounting Policies and Estimates

In presenting Rosewood's financial statements in conformity with U.S. generally accepting accounting principles, or GAAP, Rosewood is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures.

Some of the estimates and assumptions Rosewood is required to make relate to matters that are inherently uncertain as they pertain to future events. Rosewood bases these estimates and assumptions on historical experience or on various other factors that it believes to be reasonable and appropriate under the circumstances. On an ongoing basis, Rosewood reconsiders and evaluates its estimates and assumptions. Actual results may differ significantly from these estimates.

Rosewood believes that the critical accounting policies listed below involve its more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on its financial statements. In addition, Rosewood believes that a discussion of these policies is necessary to understand and evaluate the financial statements contained in this Form 10-K.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Mineral claim acquisition and exploration costs

The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred.

Income Taxes

Rosewood utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements, except for changes in reporting Development Stage Enterprises. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to October 31, 2015 through the date these financial statements were issued.

On June 10, 2014 the FASB issued authoritative guidance which eliminates the concept of a development stage entity, which includes exploration stage. The incremental reporting requirements for presenting the development stage operations and cash flows since inception will no longer apply to exploration stage entities. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2014. The Company previously had been considered an exploration stage entity as its operations had not begun and has elected early adoption of this guidance effective with this filing.

Products and Gold

Until such a time that we explore and identify an ore body on the Company's mineral claim we will have no minerals to sell. It will take many years to prove any minerals on our claim and there may be no commercial minerals after we have completed an extensive exploration program.

Other Minerals

We have not undertaken sufficient exploration work to know what other minerals might be located on the our claim.

Foreign Currency

Our Company has conducted exploration activities in the Province of Ontario and has paid its expenses in Canadian Dollars.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Item 4.01. Changes in Registrant's Certifying Accountant

(1) Previous Independent Auditors:

a. On July 6, 2015, DKM Certified Public Accountants ("DKM") declined to stand for appointment as the Company's independent accountant.

b. DKM's report on the financial statements for the years ended October 31, 2014, and 2013, can no longer be relied upon due to the United States Securities and Exchange Commission no longer accepting DKM's audit reports.

c. Our current auditors cannot rely upon the opinion issued by DKM for the years ended October 31, 2013 and 2014 and therefore the Company requested Stevenson & Company to audit the financial statements for the year ended October 31, 2014 and issue a report thereon..

d. During the interim period through October 31, 2015, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation SK.

(2) New Independent Accountants:

a. On July 6, 2015 the Company engaged Stevenson & Company CPAS LLC of Tampa, Florida, as its new registered independent public accountant. During the years ended October 31, 2014, and 2013, and prior to July 6, 2015, we did not consult with Stevenson & Company CPAS LLC regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements by Stevenson & Company CPAS LLC, in either case where written or oral advice provided by Stevenson & Company CPAS LLC would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation SK, respectively).

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, being our sole officer and director, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of October 31, 2015 (the "Evaluation Date"). Based on that evaluation, the directors and officers have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our directors and officers to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process, under the supervision of our directors and officers, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

-

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our sole director and officer; and

-

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's directors and officers conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of October 31 2015, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.

Certain entity level controls establishing a "tone at the top" were considered material weaknesses. As of October 31, 2015, the Company did have a separate audit committee. A whistleblower policy is not necessary given the small size of the organization.

2.

Due to the significant number and magnitude of out-of-period adjustments identified during the year- end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.

There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

As a result of the material weakness in internal control over financial reporting described above, the Company's directors and officers have concluded that, as of October 31, 2015, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Our independent accountants have stated in their report dated January 27, 2016 that "the company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting".

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Our two executive officers and directors and their ages and titles as of December 31, 2015 are as follows:

Name of Director	Age	Position

Kgomotos Joyce Lediga	66	Chief Executive Officer, President and Director

B. Gordon Brooke	70	Chief Financial Officer, Chief Accounting Officer, Secretary and Director

KGOMOTSO JOYCE LEDIGA was educated in the South Africa and obtained her Senior Certificate from Hofmeyer High School in 1968. In 1972 she obtained her Diploma of General Nursing. From 1978 to 1991, she worked as unit manager in overseeing the complete working of the cardiology ICU at Garankuwa Hospital and for the next two years was in charge of the intensive care unit at the Rosebank Clinic before beginning work at the Meulmed Hospital in the intensive care unit. In 1996 she became Senior Community Health Nurse in the Folang Clinic in the city of Tshwane and served in this position for a period of nine years. From 2005 she was employed by the Aurum Institute of Heath Research (2005-2007), University of Pretoria (2007-2008),S. Mab Nursing Agency (2009-2014) and presently by the Government Employee Medical Scheme.

Ms. Lediga has never been a director or officer of a corporation either in North America or in South Africa. She lives in a country which is noted for its production of precious metals, especially gold. She has met and socialized with many individuals who are directly related to the mining industry in South Africa. Even though the Knott Lake Property is located in Ontario, Canada its exploration programs and geological results will assisting her in obtain additional knowledge about other mineralization in other parts of the world. Nevertheless, through her contacts she wants to identify a mineral property in South Africa that the Company can eventually direct its interest, explore and develop into a profitable mining venture. Her main asset is the contacts she has made over the years which can be utilized for their expertise in the mining industry and assisting in raising future funding for the development of the Company.

B. GORDON BROOKE was educated in London, England where he obtained his high school degree from Westwood Secondary School in 1961 and during the same year entered into articles under Raymond Roberts, A.C.A. before joining the firm of Robert White and Company in 1961 as an Article Clerk. In 1967, he joined the firm of FF Sharle & Company, Chartered Accountants, as Audit Manager and Supervisor. In this position, he was responsible for the financial presentation of public companies including financial statement and assisting in filings with the Exchange. In 1969, he obtained his degree as a Chartered Accountant and moved to Canada in the same year to become an Audit Supervisor for smaller clients for Deloitte Haskins & Sells, now Deloitte & Touche, in Toronto, Ontario. In 1972, he became the assistant to the Chief Financial Officer of Candeco Management Inc. where he was responsible for preparation of monthly financial reporting packages for all subsidiaries including corporate tax returns, preparation of audit file and review of internal control systems for all the subsidiaries. In 1974 Candeco Management Inc. was relocated to Newmarket in Ontario and he departed and joined Canadian Corporate Management where he was assigned to one of its divisions, Canadian Chromalox, a electric heating products manufacturer, where he worked as assistant to the Chief Financial Officer where initially he was the Anti-Inflation Officer responsible for all price increase applications to Ottawa for the group of companies under Canadian Chromalox. In 1977, he became an independent financial consultant where he offered accounting and financial services comprising business plan, corporate reorganizations and assisted with public offerings. During 1977 to 1984, he owned his own businesses either as a sole owner or partner such as Black Swan Tavern, Octagon Industries (specializing in point of purchase signage), Reybrooke Housewares (PVC extrusions manufactured under license from a United Kingdom company), Royalcrest Industries Inc. (robotic turntable manufacturing), Beaver Hill Farms Inc. (producer of fresh herbs grown under light and sold to retail outlets in southern Ontario) and Yelp Inc. (internet yellow pages). Between 1997 and 2001, he worked for Confectionately Yours Inc., a large fresh baked goods and cereal bar manufacturer in Etobicoke, Ontario which supplied Second Cup, Starbucks, A & P, and many other retailers in North America. He was responsible for all the accounting and reporting requirements of the company. Between 2001 and 2004, he was employed by Snack Crafter Inc., a manufacturer of expanded snack, cereal bar and fresh bake goods as a financial consultant engaged to prepare a business plan and served as an interim accountant. From 2004 to the present time, he has been a consultant for Luigi Parravano comprising a group of small companies involved in the property management business where he continues to rendered accounting and income tax services as well as undertakes restructuring of various small businesses.

Mr. Brooke has been a director and officer of several private companies as noted above and the two public companies as noted below. With his background in business due to being a Chartered Accountant, equivalent to a Certified Public Accountant, and having assisted in the past the development of both private and public companies, he brings a wealth knowledge to the Company which it needs at this stage of its development.

Neither of our executive officers and directors have any formal training as geologists and do not have training on the technical and managerial aspects of managing a mineral exploration company other than Mr. Brooke who was President and a Director of Patterson Brooke Resources Inc. and Chief Financial Officer and Director of Cambridge Resources, both companies ;previously quoted on the OTC Bulletin Board. Ms. Lediga has not had any prior managerial and consulting positions in the mineral exploration industry. Accordingly, we have engaged the services of Douglas Turnbull, Professional Geologist, to consult with the Board of Directors regarding geological activity on the Knott Lake property. Douglas Turnbull will be paid $1,000 per month commencing September 15, 2014 for a maximum period of twenty four months. This Consulting Agreement, entered into on September 15, 2014 between Rosewood and Douglas Turnbull, can be terminated by the Board of Directors at any time.

DOUGLAS TURNBULL, 51, obtained his Bachelor of Science - Geology [Honors] in 1988 from Lakehead University located in Thunder Bay, Ontario, Canada. From 1988 to 1990 he was employed as a reconnaissance geologist for Goldfields Canadian Mining Corp. working for exploring gold in northern Ontario, Manitoba and Quebec, Canada. From 1990 to 1992 he was engaged by Prime Explorations as a consulting geologist at their Eskay Creek property searching for gold and silver deposits in British Columbia, Canada and from 1992 to 1993 he worked for the Prime Explorations at their Bellas Gate Copper Project in Jamaica. From 1992 to 1998, he worked for Adrian Resources as a consulting geologist at their Petaquilla Cu/Au deposit, Molejon Au Deposit in Panama. From 1996 to 1998 Douglas Turnbull was engaged as a consulting geologist for Madison Enterprises Corp. at their Mt. Kare Gold Project located in Papua New Guinea and in their Lewis Gold Project located in Nevada. Between 1998 and 2001 he was employed as a consulting geologist and later as Vice-President for Buffalo Diamonds Ltd. for their various exploration programs in Canada. From 2001 to 2009, he was engaged as Vice President of Buffalo Gold Ltd. and as a non-executive director assisting them in their exploration for gold in such countries as China, Mexico, Spain, Italy and New Guinea. In addition to working for Buffalo Gold Ltd. he was President and Chief Executive Officer of Centrasia Mining Ltd. and assisted them in their Souker Ni Deposit in Russia and precious and base metals exploration in Kyrgyzstan, Kazakhstan and Russia. Between 2008 and 2013, he was a consulting geologist and later a director of Astur Gold Corporation and assisted them in the development of their Salave gold deposit in Spain. Between 2005 and 2013 he was also on the Board of Director of Oromin Explorations Ltd. assisting them with their OJVG Sabodala gold project in Senegal, Africa. Through his company, Lakehead Geological Services, Ltd. he is able to provide geological consulting, exploration program management, remote sensing, airborne survey management and interpretation, graphic design work, mining database management and resource estimates.

Term of Office

Members of our Board of Directors are appointed to hold office until the next annual meeting of our stockholders or until his or her successor is elected and qualified, or until they resign or are removed in accordance with the provisions of the Nevada Revised Statutes. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

Significant Employees

We have no significant employees other than our two executive officers and directors and Douglas Turnbull, geological consultant who is paid a monthly free for his services.

In the future we will be conducting our exploration activities through agreements with consultants and arms-length third parties. Currently, we have no formal consulting agreements in place other than the requirement under the Option Agreement to use the services of Cove Exploration Services Ltd. for the exploration of the Knott Lake. Their fee is included in the amount to be expensed each year on exploration being in Year 1 - $20,000; Year 2 - $35,000 and Year 3 - $50,000.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our board of directors.

Involvement in Certain Legal Proceedings

To the knowledge of our Company, during the past ten years, none of our directors and officers :

(1)

has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)	Has been convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

(3)

has been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i)

acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	engaging in any type of business practice; or

(iii)	engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)

has been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)

has been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

(6)

has been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgement in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Board of Directors Audit Committee

Below is a description of the Audit Committee of the Board of Directors. The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company's accounting and reporting processes and the audits of the Company's financial statements.

Both of our directors are members of the audit committee. Mr. Gordon Brooke is considered an expert to due to his past auditing and accounting background.

Apart from the Audit Committee, the Company has no other Board committees.

Conflicts of Interest

To ensure that potential conflicts of interest are avoided or declared to our Company and its shareholders and to comply with the requirements of the Sarbanes Oxley Act of 2002, our directors and officers adopted, on October 7, 2011, a Code of Business Conduct and Ethics. Rosewood's Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of Rosewood and its officers and directors to its shareholders, employees, customers, lenders and other stakeholders. Our Code of Business Conduct and Ethics addresses general business ethical principles and other relevant issues.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities ("Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received by us, we believe that, during the last fiscal year, our directors and officers have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late InsiderReports	Transactions Not Timely Reported	Known Failures to File a Required Form

Kgomotos Joyce Lediga CEO and President	None	None	None
B. Gordon Brooke CFO and Secretary	None	None	None

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

We did not pay any compensation to our two executive officers and directors during the period from June 17, 2013 (date of inception) to October 31, 2015.

Outstanding Equity Awards

We do not have any stock options outstanding. No stock options or stock appreciation rights under any stock incentive plans were granted to our officers or directors since our inception.

Committees of the Board of Directors

Rosewood does not have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees responsible to the Board of Directors.

Outstanding Equity Awards

Since incorporation on June 17, 2013, we have not granted any stock options or stock appreciation rights to our executive officer or director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities of our shares of common stock, (ii) our two executive officers and directors, and (iii) our named executive officers as defined in Item 402(m)(2) of Regulation S-K. Unless otherwise indicated, the stockholder listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Security Ownership of Management
Common Stock	Kgomotso Joyce Legida Chief Executive Officer, President and Director 8 Dorset Place, 65 Dorset Road Parkwood, Johannesburg South Africa, 2193	90,000,000 (Direct)	100.0%

Common Stock	B. Gordon Brooke Chief Financial Officer, Chief Accounting Officer, Secretary/Treasurer and Director 4A Wilberforce Avenue Niagara-on-the-Lake, Ontario, Canada, L0S 1J0	Nil	0.0%

Common Stock	All Officers and Directors as a Group (1 person)	90,000,000 (Direct)	100.0%

Security Ownership of Certain Beneficial Owners
Common Stock	Kgomotos Joyce Legida Chief Executive Officer, President and Director 8 Dorset Place, 65 Dorset Road Parkwood, Johanneburg South Africa, 2193	90,000,000 (Direct)	100.0%

Common Stock	B. Gordon Brooke Chief Financial Officer, Chief Accounting Officer, Secretary/Treasurer and Director 4A Wilberforce Avenue Niagara-on-the-Lake, Ontario Canada, L0S 1J0	Nil	0.0%

Notes:

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 31, 2015. As of December 31, 2015, there were 90,000,000 shares of our common stock issued and outstanding.

Changes in Control

There are no arrangements which may result in a change in control in the future.

Certain Relationships and Related Transactions

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Rosewood, or any currently proposed transactions, or series of similar transactions, to which Rosewood was or is to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by Rosewood to own of record or beneficially more than 5% of any class of Rosewood's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

On June 18, 2013, we issued 90,000,000 shares of common stock to one of our executive officer and director, Kgomotos Joyce Lediga, at a price of $0.001 per share. The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.

On September 2, 2014, B. Gordon Brooke advanced the Company $50,000 in order to meet future financial obligations of the Company including the payment of $35,000 for year 2 exploration program. This advance was on a demand basis and bears no interest.

In addition, B. Gordon Brooke paid on behalf of the Company $1,380 to cover certain courier and office expenses.

Even though Mr. Douglas Turnbull is not a Director and Officer, the Directors, on September 14, 2014, entered into a contractual agreement with him whereby for a period of 24 months commencing on September 15, 2014 he would be paid a fee of $1,000 per month to review the geological programs undertaken on the Knott Lake property and give advice to the Board of Directors as to the results and possible future exploration work.

Neither of the Directors or Officers has received any compensation and/or commissions relating to their duties as officers and director of the Company. Nor has any stock options or other forms of stock incentives been granted to either of the directors or officers.

Director Independence

Our common stock is not currently listed on a national securities exchange or an inter-dealer quotation system. We intend to apply to have our common stockquoted on the OTCBB inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. As Ms. Lediga and Mr. Brooke are our executive officers and directors, we have determined that Ms. Lediga and Mr. Brooke are not independent directors as defined under NASDAQ Rule 4200(a)(15).

The Company does not have any promoters involved with it.

Holders of Common shares

As of the date of this Form 10-K the Company had 1 shareholders which is its Chief Executive Officer and President.

Market Information

Rosewood's stock is not quoted on the OTCBB or any other quotation system. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC; being as a minimum Forms 10-Q and 10-K. Market makers will not be permitted to begin quotation of a security whose issuer does not meet these filing requirements. Securities already quoted on the OTCBB that become delinquent in their required filings will be moved following a 30 or 60 day grace period if they do not make their filing during that time. If our common stock is not quoted on the OTCBB, there will be no market for trading in our common stock. This would make it far more difficult for stockholders to dispose of their common stock. This could have an adverse effect on the price of the common stock.

With a lack of liquidity in our common stock, trading prices might be volatile with wide fluctuations. This assumes that there will be a secondary market at all.

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of Rosewood. The number of shares presently subject to Rule 144 is 90,000,000 shares due our Chief Executive Officer having sold no shares today which were registered under our effective registration statement. The share certificate has the appropriate legend affixed thereto.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our Board of Directors

Equity Compensation Plans

There are no securities authorized for issuance under equity compensation plans or individual compensation arrangements.

Penny Stock Rule

Rosewood's common stock will be upon being quoted on the OTCBB be considered to be a "penny stock" because it meets one or more of the definitions in SEC Rule 3a51-1:

(i)	It has a price less than five dollars per share;

(ii)	It is not traded on a recognized national exchange;

(iii)	It is not quoted on a FINRA automated quotation system (NASDAQ), or even if so, has a price of less than five dollars per share; or

(iv)

It is issued by a company with net tangible assets of less than $2,000,000, if in business more than three years continuously, or $5,000,000, if the business is less than three years continuously or with average revenues of less than $6,000,000 for the past three years.

A broker-dealer will have to undertake certain administrative functions required when dealing win a penny stock transaction. Disclosure forms detailing the level of risk in acquiring Rosewood's shares will have to be sent to an interested investor, current bid and offer quotations will have to be provided with an indication as to what compensation the broker-dealer and the salesperson will be receiving from this transaction and a monthly statement showing the closing month price of the shares being held by the investor. In addition, the broker-dealer will have to receive from the investor a written agreement consenting to the transaction. This additional administrative work might make the broker-dealer reluctant to participate in the purchase and sale of Rosewood's shares.

From Rosewood's point of view, being subject to the Penny Stock Rule could make it extremely difficult for it to attract new investors for future capital requirements since many financial institutions are restricted under their by-laws from investing in shares under a certain dollar amount. Ordinary investors might not be willing to subscribe to shares in the capital stock of Rosewood due to the uncertainty as to whether the share price will ever be able to be high enough that the Penny Stock Rule is no longer a concern.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance and that of Rosewood. In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company. Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

Any new investor purchasing shares in our Company might consider whether they will be able to sell their shares at a given price since if no broker-dealer becomes involved with Rosewood and Rosewood is unable to raise future investment capital the price per share may deteriorate to a point that an investor's entire investment could be lost.

Outstanding Stock Opinion, Purchase Warrants and Convertible Securities

Rosewood has not issued any stock options to its director and officer nor has it attached share purchase warrants to the share issued and outstanding. There are no convertible securities as of the date of this Form 10-K. Rosewood has not registered any shares for sale by security holders under the Securities Act other than as disclosed in this Form 10-K.

Our authorized capital consists of 650,000,000 shares of common stock, par value $0.001 per share, of which 90,000,000 shares are presently issued.

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all Meetings of the shareholders.

The shareholders are not entitled to preference as to dividends or interest; preemptive rights to purchase in new issues of shares; preference upon liquidation; or any other special rights or preferences.

There are no restrictions on dividends under any loan or other financing arrangements.

Non-Cumulative Voting.

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Employment Agreements

We have no employment agreements with our executive officer.

Equity Compensation Plans, Stock Options, Bonus Plans

No such plans or options exist. None have been approved or are anticipated. No Compensation Committee exists either.

Pension Benefits

We do not maintain any defined benefit pension plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Change in Control of Our Company

We do not know of any arrangements which might result in a change in control.

Registered Agent

We are required by Section 78.090 of the Nevada Revised Statutes (the "NRS") to maintain a registered agent in the State of Nevada. Our registered agent for this purpose is American Corporate Enterprises, 123 W Nye Lane, Suite 129, Carson City, NV 89703. All legal process and any demand or notice authorized by law to be served upon us may be served upon our registered agent in the State of Nevada in the manner provided in NRS 14.020(2).

Transfer Agent

We have engaged the service of Action Stock Transfer Corp., Suite 214 - 2469 E. Fort Union Blvd., Salt lake City, Utah, 84121, to act as transfer and registrar.

Debt Securities and Other Securities

There are no debt securities outstanding or other securities.

Rule 144 Share Restrictions

Under Rule 144, an individual who is not an affiliate of our Company and has not been an affiliate at any time during the three months preceding a sale and has been the beneficial owner of our shares for at least six months would be entitled to sell them without restriction. This is subject to the continued availability of current public information about us for the first year which can be eliminated after a one-year hold.

Whereas an individual who is deemed to be an affiliate and has beneficially owned shares in our Company for at least six months clan sell their shares in a given three month period as follows::

1.	One percent of the number of shares of our Company's common stock then outstanding; or

2.	The average weekly trading volume of our company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Under Rule 405 of the Securities Act, a reporting or non-reporting shell company cannot sell shares under Rule 144, unless the company: (i) has ceased to be a shell company; (ii) is subject to the Exchange Act reporting obligations; (iii) has filed all required Exchange Act reports during the preceding twelve months; (iv) and at least one year has elapsed from the time the company filed with the SEC, current Form 10 type information reflecting its status as an entity that is not a shell company.

ANTI-TAKEOVER PROVISION

In accordance with the laws of the State of Nevada and the Securities Regulation Act.

The Chapter 78 of Nevada Revised Statutes contains a provision governing "acquisition of controlling interest." This law provides generally that any person or entity that acquires 20% or more of the outstanding voting shares of a publicly-held Nevada corporation in the secondary public or private market may be denied voting rights with respect to the acquired shares, unless a majority of the disinterested shareholders of the corporation elects to restore such voting rights in whole or in part. The control share acquisition act provides that a person or entity acquires "control shares" whenever it acquires shares that, but for the operation of the control share acquisition act, would bring its voting power within any of the following three ranges: 20 to 33 1/3%; 33 1/3 to 50%; or more than 50%.

A "control share acquisition" is generally defined as the direct or indirect acquisition of either ownership or voting power associated with issued and outstanding control shares. The shareholders or board of directors of a corporation may elect to exempt the stock of the corporation from the provisions of the control share acquisition act through adoption of a provision to that effect in the articles of incorporation or bylaws of the corporation. Our articles of incorporation and bylaws do not exempt our common stock from the control share acquisition act.

The control share acquisition act is applicable only to shares of "Issuing Corporations" as defined by the Nevada law. An Issuing Corporation is a Nevada corporation, which: has 200 or more shareholders, with at least 100 of such shareholders being both shareholders of record and residents of Nevada; and does business in Nevada directly or through an affiliated corporation.

At this time, we do not have 100 shareholders of record resident of Nevada. Therefore, the provisions of the control share acquisition act do not apply to acquisitions of our shares and will not until such time as these requirements have been met. At such time as they may apply, the provisions of the control share acquisition act may discourage companies or persons interested in acquiring a significant interest in or control of us, regardless of whether such acquisition may be in the interest of our shareholders.

The Nevada "Combination with Interested Shareholders Statute" may also have an effect of delaying or making it more difficult to effect a change in control of us. This statute prevents an "interested shareholder" and a resident domestic Nevada corporation from entering into a "combination," unless certain conditions are met. The statute defines "combination" to include any merger or consolidation with an "interested shareholder," or any sale, lease, exchange, mortgage, pledge, transfer or other disposition, in one transaction or a series of transactions with an "interested shareholder" having: an aggregate market value equal to 5 percent or more of the aggregate market value of the assets of the corporation; an aggregate market value equal to 5 percent or more of the aggregate market value of all outstanding shares of the corporation; or representing 10 percent or more of the earning power or net income of the corporation.

CORPORATE GOVERNANCE

Director Independence

Both Ms. Lediga and Mr. Brooke are not independent within the meaning of Section 5605 of NASDAQ.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS' INDEPENDENCE

Except as described below, none of the following parties have, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that have or will materially affect us:

1.	Any of our directors or officers;

2.	Any person proposed as a nominee for election as a director;

3.	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

4.	Any of our promoters; and

5.	Any member of the immediate family (including spouse, parents, children, step-parents, step-children, siblings and in-laws) of any of the foregoing persons.

On June 18, 2013, we issued 90,000,000 shares of common stock to our Chief Executive Officer, President and Director at a price of $0.001 per share. The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.

Under our effective registration statement our Chief Executive Officer, President and Director is able to sell 25,000,000 common shares at $0.002 per share leaving her with a balance of 65,000,000 common shares.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended October 31, 2015		Year Ended October 31, 2014
Audit Fees		$13,600		$10,500
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$13,600		$10,500

Included in the audit fees for the year ended October 31, 2015 is the year end fees charged for October 31, 2014. No audit fees have been accrued for the fiscal year ended October 31, 2015.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation. (1)

3.2	Bylaws. (1)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certification of Chief Accounting Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

32.2	Certification of Chief Accounting Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

101	INS XBRL Instant Document (*)

101	SCH XBRL Taxonomy Extension Schema Document (*)

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document (*)

101	LAB XRBL Taxonomy Label Linkbase Document (*)

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document (*)

101	DEF XBRL Taxonomy Extension Definition Linkbase Document (*)

_______________

(1) Previously filed as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on October 30, 2014, as amended on February 10, March 30 and April 8, 2015 and declared effective April 20, 2015.

(*) Filed herein.

ITEM 16. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSEWOOD RESOURCES, INC. (Registrant)

Date: February 5, 2016	By:	/s/ Kgomotso Joyce Lediga
Kgomotso Joyce Lediga
Chief Executive Officer
President and Director

Date: February 5, 2016	By:	/s/ B. Gordon Brooke
B. Gordon Brooke
Chief Financial Officer, Chief Accounting Officer
Secretary/Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Date: February 5, 2016	By:	/s/ Kgomotso Joyce Lediga
Kgomotso Joyce Lediga
Chief Executive Officer
President and Director

Date: February 5, 2016	By:	/s/ B. Gordon Brooke
B. Gordon Brooke
Chief Financial Officer, Chief Accounting Officer
Secretary/Treasurer and Director

