Form 10-Q
period 2016-01-31
Rosewood Resources, Inc.
filed 2016-03-14
CIK 1613809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended January 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form _______________ to _______________

Commission File number 333-199690

ROSEWOOD RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	61-1733971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Dorset Place, 65 Dorset Road, Parkwood, Johannesburg, South Africa, 2193
(Address of principal executive offices)

416-819-3795
(Registrant's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "large accelerated filer", "accelerated filer" and "small reporting company" Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☒
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

March 10, 2016: 90,000,000 common shares.

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed balance sheets of Rosewood Resources, Inc. at January 31, 2016 (with comparative figures as at October 31, 2015) and the condensed statements of operations for the three months ended January 31, 2016 and 2015 and the condensed statements of cash flows for the three months ended January 31, 2016 and 2015 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended January 31, 2016 are not necessarily indicative of the results that can be expected for the year ended October 31, 2016.

ROSEWOOD RESOURCES, INC.

BALANCE SHEETS

	January 31, 2016	October 31, 2015
	(Unaudited)	(Audited)
Assets
Cash	$26,595	$37,410

Total Assets	$26,595	$37,410

Liabilities and Stockholder's Deficit

Current liabilities:
Accounts payable	$20,993	$19,103
Due to related parties	51,412	51,380

Total current liabilities	72,405	70,483

Stockholder's Deficit:
Common stock 650,000,000 common stock authorized, $0.001 par value; 90,000,000 common shares issued and Outstanding	90,000	90,000
Deficit accumulated	(135,810)	(123,073)

Total stockholder's deficit	(45,810)	(33,073)

Total Liabilities and Stockholder's deficit	$26,595	$37,410

The accompanying notes are an integral part of these financial statements.

ROSEWOOD RESOURCES, INC.

Condensed Statements of Operations

(Unaudited)

	For the three months ended January 31, 2016	For the three months ended January 31, 2015

Revenue	$-	$-

Expenses
Exploration costs	3,150	3,150
General and Administrative Expenses	9,587	6,552

Total expenses	12,737	9,702

Loss from operations	$(12,737)	$(9,702)

Net loss per common share:

Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:

Basic and diluted	90,000,000	90,000,000

The accompanying notes are an integral part of these financial statements.

ROSEWOOD RESOURCES, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended January 31, 2016	For the three months ended January 31, 2015

Operating Activities

Net loss	$(12,737)	$(9,702)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:

Accounts payable	1,890	1,890

Net cash used in operating activities	(10,847)	(7,812)

Cash Flows from Investing Activities:	-	-

Net cash used in investing activities	-	-

Financing activities

Proceeds from advances from a third party	32	161

Net cash provided by financing activities	32	161

Net decrease in cash	(10,815)	(7,651)

Cash, beginning of period	37,410	64,204

Cash, end of period	$26,595	$56,553

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

ROSEWOOD RESOURCES, INC.

Notes to the Condensed Financial Statements

January 31, 2016

(Unaudited)

1. Basis of presentation

The accompanying condensed financial statements of Rosewood Resources, Inc. ("Rosewood" or "the Company") have been prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements, as of October 31, 2015, and notes thereto. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim period as of January 31, 2016 are not necessarily indicative of the results to be expected for the full year.

2. Nature of operations and going concern

Rosewood was incorporated under the laws of the State of Nevada on June 17, 2013 for the purpose of acquiring and developing mineral properties. The Company's planned principal operations have not yet begun.

The accounting policies followed by the Company are set out in the notes to the audited financial statements for the year ended October 31, 2015, and have been consistently followed in the preparation of these financial statements. The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its condensed consolidated financial statements.

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these unaudited financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At January 31, 2016, the Company had not yet achieved profitable operations, had accumulated losses of $135,810 since its inception, had a working capital deficiency of $45,810, and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

In order to exercise the Option, the Company will be required to:

(a)	incur Exploration Expenditures of $20,000 on or before the first anniversary date of the Option (Paid);

(b)	incur additional Exploration Expenditures of $35,000 on or before the second anniversary date of the Option (Paid September 2014); and

(c)	incur additional Exploration Expenditures of $50,000, and grant a cash payment of $25,000 on or before the third anniversary date to this Option.

To date the Company has incurred the following exploration expenses:

Date	Amount

October 31, 2013	$20,525
October 31, 2014	37,100
October 31, 2015	13,373
January 31, 2016	3,150
Total exploration expenses	$74,148

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

If the Company is unable to make the payment on or before the third anniversary date of the Option the Company will lose its rights to the minerals on the Knott Lake Property.

4. Significant transactions with related party

During the period ended January 31, 2016, a director and officer made advances to the Company in the amount of $32 to fund daily operations of the Company and since inception has made advances of $51,412. These advances are non-interest bearing and payable on demand.

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

7. Subsequent events

The Company has evaluated subsequent events from January 31, 2016 through March 10, 2016 the date the financial statements were available and issued, and concluded there were no events or transactions occurring during this period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We will have a 51% undivided interest in a single patented mineral claim (MR6061) called the Knott Lake Property ("Knott Lake") once we have exercised the Option Agreement noted below. A patented mineral claim is one that the title to the ground has been conveyed to the holder and no further assessment work need be done; however taxes must be paid. The Knott Lake is located about 1.3 km northeast of the community of Matachewan in northeast Ontario, Canada. Our plan is to conduct mineral exploration activities on the Knott Lake in order to assess whether it possesses commercially extractable deposits of gold. To date we have undertaken surface exploration work which is detailed under "Properties".

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

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of the Knott Lake. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Knott Lake, or if such deposits are discovered, that we will enter into further substantial exploration programs. We currently do not have sufficient financial resources to meet the anticipated costs of completing Year 3 exploration program on the Knott Lake as required under the Option Agreement. Accordingly, we will need to obtain additional financing in order to complete our plan of operation and meet our future obligations as they come due.

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

Our auditors have issued a going concern opinion in their report dated February 5, 2016 relating to the October 31, 2015 financial statements. In other words, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional financing. This is because we have not generated any revenues and no revenues are anticipated until we, if ever, locate a source of valuable minerals, extract them and sell them. Thus, we incurred a net loss from June 17, 2013 (inception) to January 31, 2016 of $135,810. To continue, we must raise cash from other sources.

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

In order to exercise the Option, the Company will be required to:

(a)	incur Exploration Expenditures of $20,000 on or before the first anniversary date of the Option (Paid);

(b)	incur additional Exploration Expenditures of $35,000 on or before the second anniversary date of the Option (Paid); and

(c)	incur additional Exploration Expenditures of $50,000, and grant a cash payment of $25,000 on or before the third anniversary date to this Option.

To date the Company has incurred the following exploration expenses:

Date	Amount

October 31, 2013	$20,525
October 31, 2014	37,100
October 31, 2015	13,373
January 31, 2016	3,150
Total exploration expenses	$74,148

If and when the Option has been exercised an undivided fifty-one percent (51%) right, title and interest in and to the Property shall vest in the Company free and clear of all charges, encumbrances and claims. If the Company is unable to make the payment on or before the third anniversary date of the Option the Company will lose its rights to the minerals on the Knott Lake Property.

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

Interpretation and Conclusions

Five of the eight till samples collected in 2013 have been interpreted as containing anomalous concentrations of gold grains, with pristine and modified shaped gold grains indicating a proximal (+/- 1 km) source. Till samples KL-01 and 02 closely correlate with the area defined by Pamour's gold in soil anomaly. This northern portion of the Knott Lake property is also closest to known intrusions of syenite. Sample KL-07 is very close to the historical trench in the southwestern corner of the property as well as the prospective sediment-volcanic contact. It is interesting to note that sample sites KL-05 and KL-07 are both anomalous in gold in soil as well as gold grains, the best soil anomaly at KL-03 has a very low gold grain content, and the best gold grain anomaly at KL-01 has very low gold in soil content. However, the western tier of sample sites in general seems to have a more favourable geochemical response.

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

The northern part of the survey area exhibited a sand covered overburden. The survey commenced on the northern part of line 125E which proved to be a difficult region for injecting current. This scenario was also experienced for two to three transmit dipoles along the midpoint of line 25E. It was found that three rods were needed at each of the two current locations to inject enough current to bring the signalbeyond N six outside thenoise threshold. Beyond N six was within the noise threshold with current channeling occurring. This phenomenon was most likely caused by a graphitic horizon or similar conductive horizon below the resistive over-burden.

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

Results from the geophysical work carried out in the 2014 field season together with geochemical anomalies detected in 2013 have contributed to a much clearer focus on potential drill targets on the Knott Lake property. There are two clear zones of interest on the property:

➢ Target 1

o   Historical trenches and shaft in this area

o   At and near contact of Timiskaming Group metasediments and metavolcanics; also immediately north of faulted contact with Cobalt Group sediments

o   Major magnetic low is coincident with chargeability anomaly

o   Highly anomalous pristine gold grain anomaly in basal till

o   1937 drill hole intersected significant quartz veining with related sulphides

➢ Target 2

o   E-W trending chargeability anomaly

o   Highly anomalous pristine gold grain anomaly in basal till

o   In close proximity to mapped syenitic intrusives

o   IP anomaly rated highly by CXS

The Company's Main Product

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

Employees

As of February 29, 2016, Rosewood did not have any employees either part time or full time other than its directors and officers. Rosewood has entered into a Consulting Contract with Douglas Turnbull, Professional Geologist, of Lakehead Geological Services Inc to assist the Board of Directors in analyzing the results from Knott Lake and determine future exploration activities. In exploring the Knott Lake it will use the services of Cove Exploration Services Ltd. a qualified geological firm, who will only be retained during the exploration program. Once the program is over the Company will evaluate the need to hire additional employees if it is warranted.

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

PLAN OF OPERATIONS

Our financial information deals primarily with our current liquidity as a result of being still in the exploration stage. As of January 31, 2016 we had negative working capital of $45,810 and is expected to increase further still during the next few months, Our director is not committed to advancing us funds although he has advanced funds in the past in the amount of $51,412 which is on a demand bases and bears no interest. If we do not raise additional funds, we will increase our working capital deficiency by the end of the next twelve months. Our future financial success is dependent on the successful finding and exploring the Knott Lake Property in Ontario. The exploration activities on the Knott Lake Property may take many years and hefty financial investment to complete. Our success doing this is impossible to predict at this time. The value of any mineral reserve we might find would also be dependent on factors beyond our control such as currency exchange rates, fluctuating metal prices and mining regulations in the various jurisdictions we obtain mineral claims.

Results of Operation

Summary of three months ended January 31, 2016 and 2015:

	For the three months ended January 31, 2016	For the three months ended January 31, 2015

Revenue	$-	$-
Exploration	3,150	3,150
General and administration	9,587	6,552
Net Income (Loss)	$(12,737)	$(9,702)

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

Expenses

Our expenses for the three months ended January 31, 2016 and 2015 consisted of the following:

	For the three months ended January 31, 2016	For the three months ended January 31, 2015
Accounting and Audit	$9,490	$6,390
Edgarizing	65	-
Exploration Expenses	3,150	3,150
Office	32	162
Total Expenses	$12,737	$9,702

Our expenses during the three months ended January 31, 2016 include the additional auditing fees of the financial statements for the year ended October 31, 2014 since the United States Securities and Exchange Commission will no longer accept the prior audit opinion from the Company's previous auditors. In addition, the amount shown above included the audit fee for the fiscal year ended October 31, 2015.

Each quarter an amount of $3,150 is charged to Exploration Costs on the Condensed Statement of Operations for the fee paid to Douglas Turnbull as per the Company's contractual obligation.

Liquidity And Capital Resources

Working Capital

	As at January 31, 2016	As at January 31, 2015

Current Assets	$26,595	$56,553
Current Liabilities	(72,405)	(64,353)
Working Capital (Deficiency)	$(45,810)	$(7,800)

Cash Flows

	For the three months ended January 31, 2016	For the three months ended January 31, 2015

Cash Flows Used In Operating Activities	$(10,847)	$(7,812)
Cash Flows Used in Investing Activities	--	--
Cash Flows Provided By Financing Activities	32	161
(Decrease) In Cash During Period	$(10,815)	$(7,651)

As of January 31, 2016, we had $26,595 cash on hand. We have incurred a cumulative net loss of $135,810 for the period from the date of our inception on June 17, 2013 to January 31, 2016 and have not attained profitable operations to date. For the period ended January 31, 2015 we had a cash balance of $56,553, an accumulated loss of $97,800 and a working capital position deficiency of $7,800.

Cash Requirement over the Next Twelve Months

The following represents management's estimates of the cash Rosewood will require to meet its current obligations and provide working capital for the next twelve months.

Description	Amount	Particulars Regarding Funds Needed

Accounting and audit	$18,400	Preparation of financial statements and either a review or examination by the auditors
Consulting fees – geological	12,600	Fees paid to Douglas Turnbull for acting as a consulting geologist for the Board of Directors
Exploration expenses	50,000	Year 3 payment per Option Agreement
Filing fees	1,000	Annual filing with State of Nevada and Edgar fees for filing with the SEC
Legal	1,500	Services for various filing requirements
Transfer agent	1,500	Issuance of shares and annual report

Total cash required before the following	85,000

Accounts payable	20,993	Non- related parties as of January 31, 2016
Total estimated expenses	105,993
Less: Cash on hand	(26,595)	Cash as of January 31, 2016
Estimated cash shortfall	$79,398

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

Public Market for Common Stock

Our shares are not currently quoted on the OTC Bulletin Board ("OTCBB") or any other quotation system. In order to remain on the OTCBB we will have to adhere to the rules and regulations of the OTCBB and the SEC.

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

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must purchaser and receives the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

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

A person who is an affiliate and who has beneficially owned shares of a company's common stock for at least six months, subject to the continued availability of current public information about us, is entitled to sell within any three month period a number of shares that does not exceed the greater of:

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

Employees

As of the date of this filing, we have no employees other than our executive officers and directors, who are part-time employees devoting approximately 20 hours per month to our operations.

The Company's Main Product

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and our Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of January 31, 2016 (the "Evaluation Date"). Based on that evaluation, the Chief Accounting Officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a "tone at the top" were considered material weaknesses. As of January 31, 2016, we have an audit committee and a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended October 31, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) (3)Exhibits

The following exhibits are included as part of this report by reference:

3(i)	Articles of Incorporation (incorporated by reference from Rosewood's Registration Statement on Form S-1 filed on October 30, 2014, Registration No. 333-199690)

3(ii)	By-laws (incorporated by reference from Rosewood' Registration Statement on Form S-1 filed on October 30, 2014, Registration No. 333-199690)

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101.INS	XBRL Instance Document (*)

101 SCH	XBRL Taxonomy Extension Schema Document (*)

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)

101 LAB	XBRL Taxonomy Extension Labels Linkbase Document (*)

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

___________

(*) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSEWOOD RESOURCES, INC.

Date: March 10, 2016	By:	/s/ Kgomotos Joyce Lediga
KGOMOTSO JOYCE LEDIGA
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: March 10, 2016	By:	/s/ B. Gordon Brooke
B. GORDON BROOKE
Chief Financial Officer, Chief Accounting Officer, Secretary/Treasurer and Director
(Principal Financial Officer and Chief Accounting Officer)

