Form 10-Q
period 2016-04-30
Rosewood Resources, Inc.
filed 2016-06-15
CIK 1613809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended April 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form __________ to __________

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

June 10, 2016: 90,000,000 common shares

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed balance sheets of Rosewood Resources, Inc. at April 30, 2016 (with comparative figures as at October 31, 2015) and the condensed statements of operations for the three and six months ended April 30, 2016 and 2015 and the condensed statements of cash flows for the six months ended April 30, 2016 and 2015 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended April 30, 2016 are not necessarily indicative of the results that can be expected for the year ended October 31, 2016.

ROSEWOOD RESOURCES, INC.

BALANCE SHEETS

	April 30, 2016	October 31, 2015
	(Unaudited)	(Audited)
Assets

Cash	$19,872	$37,410

Total Assets	$19,872	$37,410

Liabilities and Stockholder's Deficit

Current liabilities:
Accounts payable	$22,883	$19,103
Due to related parties	51,495	51,380

Total current liabilities	74,378	70,483

Stockholder's Deficit:
Common stock 650,000,000 common stock authorized, $0.001 par value; 90,000,000 common shares issued and Outstanding	90,000	90,000
Deficit accumulated	(144,506)	(123,073)

Total stockholder's deficit	(54,506)	(33,073)

Total Liabilities and Stockholder's deficit	$19,872	$37,410

The accompanying notes are an integral part of these financial statements.

ROSEWOOD RESOURCES, INC.

Condensed Statements of Operations

(Unaudited)

	For the three months ended April 30, 2016	For the three months ended April 30, 2015	Fo the six months ended April 30, 2016	For the six months ended April 30, 2015

Revenue	$-	$-	$-	$-

Expenses
Exploration costs	3,150	3,302	6,300	6,452
General and Administrative Expenses	5,546	4,332	15,133	10,884

Total expenses	8,696	7,634	21,433	17,336

Loss from operations	$(8,696)	$(7,634)	$(21,433)	$(17,336)

Net loss per common share:

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:

Basic and diluted	90,000,000	90,000,000	90,000,000	90,000,000

The accompanying notes are an integral part of these financial statements.

ROSEWOOD RESOURCES, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended April 30, 2016	For the six months ended April 30, 2015

Operating Activities

Net loss	$(21,433)	$(17,336)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:

Accounts payable	3,780	3,780

Net cash used in operating activities	(17,653)	(13,556)

Cash Flows from Investing Activities:	-	-

Net cash used in investing activities	-	-

Financing activities

Proceeds from advances from a third party	115	161

Net cash provided by financing activities	115	161

Net decrease in cash	(17,538)	(13,395)

Cash, beginning of period	37,410	64,204

Cash, end of period	$19,872	$50,809

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

ROSEWOOD RESOURCES, INC.

Notes to the Condensed Financial Statements

April 30, 2016

(Unaudited)

1. Basis of presentation

The accompanying condensed financial statements of Rosewood Resources, Inc. ("Rosewood" or "the Company") have been prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements, as of October 31, 2015, and notes thereto. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim period as of April 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these unaudited financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2016, the Company had not yet achieved profitable operations, had accumulated losses of $144,506 since its inception, had a working capital deficiency of $54,506, and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

In order to exercise the Option, the Company will be required to:

(a)	incur Exploration Expenditures of $20,000 on or before the first anniversary date of the Option (Paid);

(b)	incur additional Exploration Expenditures of $35,000 on or before the second anniversary date of the Option (Paid September 2014); and

(c)	incur additional Exploration Expenditures of $50,000, and grant a cash payment of $25,000 on or before the third anniversary date to this Option.

To date the Company has incurred the following exploration expenses:

Date	Amount

October 31, 2013	$20,525
October 31, 2014	37,100
October 31, 2015	13,373
April 30, 2016	6,300
Total exploration expenses	$77,298

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

4. Significant transactions with related party

During the period ended April 30, 2016, a director and officer made advances to the Company in the amount of $115 to fund daily operations of the Company and since inception has made advances of $51,495. These advances are non-interest bearing and payable on demand.

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

7. Subsequent events

The Company has evaluated subsequent events from April 30, 2016 through June 14, 2016 the date the financial statements were available and issued, and concluded there were no events or transactions occurring during this period.

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

Our auditors have issued a going concern opinion in their report dated February 5, 2016 relating to the October 31, 2015 financial statements. In other words, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional financing. This is because we have not generated any revenues and no revenues are anticipated until we, if ever, locate a source of valuable minerals, extract them and sell them. Thus, we incurred a net loss from June 17, 2013 (inception) to April 30, 2016 of $144,506. To continue, we must raise cash from other sources.

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

In order to exercise the Option, the Company will be required to:

(a)	incur Exploration Expenditures of $20,000 on or before the first anniversary date of the Option (Paid);

(b)	incur additional Exploration Expenditures of $35,000 on or before the second anniversary date of the Option (Paid); and

(c)	incur additional Exploration Expenditures of $50,000, and grant a cash payment of $25,000 on or before the third anniversary date to this Option.

To date the Company has incurred the following exploration expenses:

Date	Amount

October 31, 2013	$20,525
October 31, 2014	37,100
October 31, 2015	13,373
April 30, 2016	6,300
Total exploration expenses	$77,298

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

The northern part of the survey area exhibited a sand covered overburden. The survey commenced on the northern part of line 125E which proved to be a difficult region for injecting current. This scenario was also experienced for two to three transmit dipoles along the midpoint of line 25E. It was found that three rods were needed at each of the two current locations to inject enough current to bring the signal beyond N six outside thenoise threshold. Beyond N six was within the noise threshold with current channeling occurring. This phenomenon was most likely caused by a graphitic horizon or similar conductive horizon below the resistive over-burden.

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

Employees

As of June 1, 2016, Rosewood did not have any employees either part time or full time other than its directors and officers. Rosewood has entered into a Consulting Contract with Douglas Turnbull, Professional Geologist, of Lakehead Geological Services Inc to assist the Board of Directors in analyzing the results from Knott Lake and determine future exploration activities. In exploring the Knott Lake it will use the services of Cove Exploration Services Ltd. a qualified geological firm, who will only be retained during the exploration program. Once the program is over the Company will evaluate the need to hire additional employees if it is warranted.

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

PLAN OF OPERATIONS

Our financial information deals primarily with our current liquidity as a result of being still in the exploration stage. As of April 30, 2016 we had negative working capital of $54,506 and is expected to increase further still during the next few months, Our director is not committed to advancing us funds although he has advanced funds in the past in the amount of $51,495 which is on a demand bases and bears no interest. If we do not raise additional funds, we will increase our working capital deficiency by the end of the next twelve months. Our future financial success is dependent on the successful finding and exploring the Knott Lake Property in Ontario. The exploration activities on the Knott Lake Property may take many years and hefty financial investment to complete. Our success doing this is impossible to predict at this time. The value of any mineral reserve we might find would also be dependent on factors beyond our control such as currency exchange rates, fluctuating metal prices and mining regulations in the various jurisdictions we obtain mineral claims.

Results of Operation

Summary of three and six months ended April 30, 2016 and 2015:

	For the three months ended April 30, 2016	For the three months ended April 30, 2015	For the six months ended April 30, 2016	For the six months ended April 30, 2015
Revenue	$-	$--	$-	$-
Exploration	3,150	3,302	6,300	6,452
General and administration	5,546	4,332	15,133	10,884
Net Income (Loss)	$(8,696)	$(7,634)	$(21,433)	$(17,336)

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

Expenses

Our expenses for the six months ended April 30, 2016 and 2015 consisted of the following:

	For the six months ended April 30, 2016	For the six months ended April 30, 2015
Accounting and Audit	$13,380	$10,280
Edgarizing	1,638	442
Exploration Expenses	6,300	6,452
Office	115	162
Total Expenses	$21,433	$17,336

Our expenses during the six months ended April 30, 2016 include the additional auditing fees of the financial statements for the year ended October 31, 2015 since the United States Securities and Exchange Commission will no longer accept the prior audit opinion from the Company's previous auditors. In addition, the amount shown above included the audit fee for the fiscal year ended October 31, 2015.

Each quarter an amount of $3,150 is charged to Exploration Costs on the Condensed Statement of Operations for the fee paid to Douglas Turnbull as per the Company's contractual obligation.

Liquidity And Capital Resources

Working Capital

	As at April 30, 2016	As at April 30, 2015	As at October 31, 2015	As at October 31, 2014
Current Assets	$19,872	$50,809	$37,410	$64,204
Current Liabilities	(74,378)	(66,243)	(70,483)	(62,302)
Working Capital (Deficiency)	$(54,506)	$(15,434)	$(33,073)	$1,902

Cash Flows

	For the six months ended April 30, 2016	For the six months ended April 30, 2015
Cash Flows Used In Operating Activities	$(17,653)	$(13,556)
Cash Flows Used in Investing Activities	--	--
Cash Flows Provided By Financing Activities	115	161
(Decrease) In Cash During Period	$(17,538)	$(13,395)

As of April 30, 2016, we had $19,872 cash on hand. We have incurred a cumulative net loss of $144,506 for the period from the date of our inception on June 17, 2013 to April 30, 2016 and have not attained profitable operations to date. For the period ended April 30, 2015 we had a cash balance of $50,809, an accumulated loss of $105,434 and a working capital position deficiency of $15,434.

Cash Requirement over the Next Twelve Months

The following represents management's estimates of the cash Rosewood will require to meet its current obligations and provide working capital for the next twelve months.

Description	Amount	Particulars Regarding Funds Needed

Accounting and audit	$18,400	Preparation of financial statements and either a review or examination by the auditors
Consulting fees – geological	12,600	Fees paid to Douglas Turnbull for acting as a consulting geologist for the Board of Directors
Exploration expenses	50,000	Year 3 payment per Option Agreement
Filing fees	1,000	Annual filing with State of Nevada and Edgar fees for filing with the SEC
Legal	1,500	Services for various filing requirements
Transfer agent	1,500	Issuance of shares and annual report

Total cash required before the following	85,000

Accounts payable	22,883	Non- related parties as of April 30, 2016
Total estimated expenses	107,883
Less: Cash on hand	(19,872)	Cash as of April 30, 2016
Estimated cash shortfall	$88,011

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

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on these financial statements.

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

2.	The average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Rule 144 is not available for either a reporting or non-reporting shell company, as defined under Rule 405 of the Securities Act, unless the company:

●	has ceased to be a shell company;

●	is subject to the Exchange Act reporting obligations;

●	has filed all required Exchange Act reports during the preceding twelve months; and

●	at least one year has elapsed from the time the company filed with the SEC, current Form 10 type information reflecting its status as an entity that is not a shell company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and our Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of April 30, 2016 (the "Evaluation Date"). Based on that evaluation, the Chief Accounting Officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.

Certain entity level controls establishing a "tone at the top" were considered material weaknesses. As of April 30, 2016, we have an audit committee and a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

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

________________

(*) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSEWOOD RESOURCES, INC.

Date: June 15, 2016	By:	/s/ Kgomotos Joyce Lediga
KGOMOTOS JOYCE LEDIGA
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: June 15, 2016	By:	/s/ B. Gordon Brooke
B. GORDON BROOKE
Chief Financial Officer, Chief Accounting Officer, Secretary/Treasurer and Director
(Principal Financial Officer and Chief Accounting Officer)

