Form 10-Q
period 2016-07-31
Rosewood Resources, Inc.
filed 2016-09-14
CIK 1613809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended July 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form ____________ to ____________

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

September 1, 2016: 90,000,000 common shares

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed balance sheets of Rosewood Resources, Inc. at July 31, 2016 (with comparative figures as at October 31, 2015) and the condensed statements of operations for the three and nine months ended July 31, 2016 and 2015 and the condensed statements of cash flows for the nine months ended July 31, 2016 and 2015 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended July 31, 2016 are not necessarily indicative of the results that can be expected for the year ended October 31, 2016.

ROSEWOOD RESOURCES, INC.

BALANCE SHEETS

	July 31, 2016	October 31, 2015
	(Unaudited)	(Audited)
Assets

Cash	$13,899	$37,410

Total Assets	$13,899	$37,410

Liabilities and Stockholder’s Deficit

Current liabilities:
Accounts payable	$24,773	$19,103
Due to related parties	51,610	51,380

Total current liabilities	76,383	70,483

Stockholder’s Deficit:
Common stock 650,000,000 common stock authorized, $0.001 par value; 90,000,000 common shares issued and Outstanding	90,000	90,000
Deficit accumulated	(152,484)	(123,073)

Total stockholder’s deficit	(62,484)	(33,073)

Total Liabilities and Stockholder’s deficit	$13,899	$37,410

The accompanying notes are an integral part of these financial statements.

ROSEWOOD RESOURCES, INC.

Condensed Statements of Operations

(Unaudited)

	For the three months ended July 31, 2016	For the three months ended July 31, 2015	For the nine months ended July 31, 2016	For the nine months ended July 31, 2015

Revenue	$-	$-	$-	$-

Expenses
Exploration costs	3,150	3,771	9,450	10,223
General and Administrative Expenses	4,828	5,105	19,961	15,989

Total expenses	7,978	8,876	29,411	26,212

Loss from operations	$(7,978)	$(8,876)	$(29,411)	$(26,212)

Net loss per common share:

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:

Basic and diluted	90,000,000	90,000,000	90,000,000	90,000,000

The accompanying notes are an integral part of these financial statements.

ROSEWOOD RESOURCES, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended July 31, 2016	For the nine months ended July 31, 2015

Operating Activities

Net loss	$(29,411)	$(26,212)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:

Accounts payable	5,670	7,768

Net cash used in operating activities	(23,741)	(18,444)

Cash Flows from Investing Activities:	-	-

Net cash used in investing activities	-	-

Financing activities

Proceeds from advances from a third party	230	433

Net cash provided by financing activities	230	433

Net decrease in cash	(23,511)	(18,011)

Cash, beginning of period	37,410	64,204

Cash, end of period	$13,899	$46,193

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

ROSEWOOD RESOURCES, INC.

Notes to the Condensed Financial Statements

July 31, 2016

(Unaudited)

1. Basis of presentation

The accompanying condensed financial statements of Rosewood Resources, Inc. (“Rosewood” or “the Company”) have been prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements, as of October 31, 2015, and notes thereto. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim period as of July 31, 2016 are not necessarily indicative of the results to be expected for the full year.

2. Nature of operations and going concern

Rosewood was incorporated under the laws of the State of Nevada on June 17, 2013 for the purpose of acquiring and developing mineral properties. The Company’s planned principal operations have not yet begun.

The accounting policies followed by the Company are set out in the notes to the audited financial statements for the year ended October 31, 2015, and have been consistently followed in the preparation of these financial statements. The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on their condensed consolidated financial statements.

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these unaudited financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2016, the Company had not yet achieved profitable operations, had accumulated losses of $152,484 since its inception, had a working capital deficiency of $62,484, and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

In order to exercise the Option, the Company will be required to:

(a)	incur Exploration Expenditures of $20,000 on or before the first anniversary date of the Option (Paid);

(b)	incur additional Exploration Expenditures of $35,000 on or before the second anniversary date of the Option (Paid September 2014); and

(c)	incur additional Exploration Expenditures of $50,000, and grant a cash payment of $25,000 on or before the third anniversary date to this Option. Refer to Subsequent Events note.

To date the Company has incurred the following exploration expenses:

Date	Amount

October 31, 2013	$20,525
October 31, 2014	37,100
October 31, 2015	13,373
July 31, 2016	9,450
Total exploration expenses	$80,448

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

4. Significant transactions with related party

During the period ended July 31, 2016, a director and officer made advances to the Company in the amount of $230 to fund daily operations of the Company and since inception has made advances of $51,610. These advances are non-interest bearing and payable on demand.

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

7. Subsequent events

Amendment to Option Agreement – Knott Lake Property

On August 8, 2016, the Company negotiated an amendment of the Option Agreement entered into on September 11, 2013 with Gordon Davidson whereby the Option Agreement was extended by one year to September 11, 2017 for a consideration of $5,000.

Subsequent events

The Company has evaluated subsequent events from July 31, 2016 through September 13, 2016, the date the financial statements were available and issued, and concluded there were no events or transactions occurring during this period.

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

Our auditors have issued a going concern opinion in their report dated February 5, 2016 relating to the October 31, 2015 financial statements. In other words, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional financing. This is because we have not generated any revenues and no revenues are anticipated until we, if ever, locate a source of valuable minerals, extract them and sell them. Thus, we incurred a net loss from June 17, 2013 (inception) to July 31, 2016 of $152,424. To continue, we must raise cash from other sources.

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

In order to exercise the Option, the Company will be required to:

(a)	incur Exploration Expenditures of $20,000 on or before the first anniversary date of the Option (Paid);

(b)	incur additional Exploration Expenditures of $35,000 on or before the second anniversary date of the Option (Paid); and

(c)	incur additional Exploration Expenditures of $50,000, and grant a cash payment of $25,000 on or before the third anniversary date to this Option. Refer to Option Agreement amended noted below.

To date the Company has incurred the following exploration expenses:

Date	Amount

October 31, 2013	$20,525
October 31, 2014	37,100
October 31, 2015	13,373
July 31, 2016	9,450
Total exploration expenses	$80,448

If and when the Option has been exercised an undivided fifty-one percent (51%) right, title and interest in and to the Property shall vest in the Company free and clear of all charges, encumbrances and claims.

On August 8, 2016, the Company negotiated an amendment of the Option Agreement entered into on September 11, 2013 with Gordon Davidson whereby the Option Agreement was extended by one year to September 11, 2017 for a consideration of $5,000.

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

The Manager shall propose the work programs and budgets following the formation of the Joint Venture in accordance with the instructions of the Management Committee. Each party shall have sixty (60) days from the date of receipt of a program to notify the Manager as to whether it will participate at its interest level or whether it will not participate. The participating interest of a party which elects not to participate shall be proportionately diluted in accordance with the dilution formula set out below. A party which fails to so notify the Manager within the time required shall be deemed to have elected to participate in a work program and be diluted as aforesaid may only be exercised prior to a production decision. A party which elects not to participate in a program shall not be subject to dilution to the extent that the expenditures under such program exceed one hundred fifteen percent (115%) of the budget for such program.

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

Geological Setting and Mineralization

Regional Geology

The Knott Lake property is situated in the southwestern Abitibi Greenstone belt of the Superior Province. The volcanic strata of the Matachewan area have been assigned to the Larder Lake and Kinojevis Groups. The Larder Lake Group of volcanic rocks consists of mainly pillowed and massive basalt flows with less common komatiitic flows. Komatiite is a type of ultramafic mantle-derived volcanic rock. It has low silicon, potassium and aluminium, and high to extremely high magnesium content. True komatiites are very rare and essentially restricted to rocks of Archean age (3.8 to 2.8 billion years ago). The Kinojevis Group of volcanic rocks are pillowed and massive basalts, mafic to intermediate tuffs, and cherty tuffaceous units. The volcanic rocks are overlain, in places conformably, by a narrow belt of conglomerate, arkose, greywacke and quartzite that are characteristic of the Timiskaming Group.A summary geological map of the Matachewan area is shown below.

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

This anomaly over line 125E appears to be broad with the anomaly constricting, but still strong over line 25E. Anomaly D does not follow the same trend as anomalies A, B and C. This signature of this anomaly resembles that which would be expected over an area of mineralization. It is recommended that further work to isolate the source and potential of anomaly D. This based on the orientation of the anomaly (more E-W than the predominantly NE trend of the other IP anomalies), and the broader nature of the anomaly, possibly indicating a disseminated sulphide source. It is notable that CXS has carried out extensive IP surveying along the LLCB (principally in the Larder Lake – Kirkland Lake corridor), and are familiar with the nature of chargeability anomalies that may be more likely to be related to gold mineralization.

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

Employees

As of September 1, 2016, Rosewood did not have any employees either part time or full time other than its directors and officers. Rosewood has entered into a Consulting Contract with Douglas Turnbull, Professional Geologist, of Lakehead Geological Services Inc to assist the Board of Directors in analyzing the results from Knott Lake and determine future exploration activities. In exploring the Knott Lake it will use the services of Cove Exploration Services Ltd. a qualified geological firm, who will only be retained during the exploration program. Once the program is over the Company will evaluate the need to hire additional employees if it is warranted.

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

Risk Associated with the Knott Lake

Our Company is aware of certain risk associated with the Knott Lake as follows:

1.	We realize that any money spent on the Knott Lake might be lost money never to be recovered. Very few mineral claims that are explored ever turn into actual mines which produce saleable minerals.

2.	We realize that even though we actual discover mineralization on the Knott Lake that it might not be of the tonnage nor grade to make it profitable to mine it. Without the tonnage or grade there is no point in our Company trying to mine and sell the mineral on the claim. Another factor which must be borne in mind is that the world price for minerals fluctuates on a daily bases and hence even if the tonnage and grades are there the price per ounce might be too low to make it worthwhile for us to extract the minerals.

3.	Because we are small and have not undertaken sufficient exploration work on the Knott Lake we might find it extremely difficult to raise money for future exploration work. If our directors wish to continue exploring they may have to contribute the funds to the Company themselves.

4.	We have never undertaken a survey of the Knott Lake to determine the exact boundaries of our claim. If we are fortunate enough to discover an ore body of merit we might become involved in a legal dispute with another party as to our boundaries. This will be expensive and time consuming to our Company and presently we do not have the funds to dispute a long-term court case.

Results of Operation

Summary of three and nine months ended July 31, 2016 and 2015:

	For the three months ended July 31, 2016	For the three months ended July 31, 2015	For the nine months ended July 31, 2016	For the nine months ended July 31, 2015
Revenue	$-	$--	$-	$-
Exploration	3,150	3,771	9,450	10,223
General and administration	4,828	5,105	19,961	15,989
Net Income (Loss)	$(7,978)	$(8,876)	$(29,411)	$(26,212)

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

Expenses

Our expenses for the nine months ended July 31, 2016 and 2015 consisted of the following:

	For the nine months ended July 31, 2016	For the nine months ended July 31, 2015
Accounting and Audit	$17,270	$14,170
Edgarizing	2,461	1,287
Exploration Expenses	9,450	10,223
Office	230	532
Total Expenses	$29,411	$26,212

Our expenses during the nine months ended July 31, 2016 include the additional auditing fees of the financial statements for the year ended October 31, 2015 since the United States Securities and Exchange Commission will no longer accept the prior audit opinion from the Company’s previous auditors. In addition, the amount shown above included the audit fee for the fiscal year ended October 31, 2015.

Each quarter an amount of $3,150 is charged to Exploration Costs on the Condensed Statement of Operations for the fee paid to Douglas Turnbull as per the Company’s contractual obligation.

Liquidity And Capital Resources

Working Capital

	As at July 31, 2016	As at July 31, 2015	As at October 31, 2015	As at October 31, 2014
Current Assets	$13,899	$46,193	$37,410	$64,204
Current Liabilities	(76,383)	(70,503)	(70,483)	(62,302)
Working Capital (Deficiency)	$(62,484)	$(24,310)	$(33,073)	$1,902

Cash Flows

	For the nine months ended July 31, 2016	For the nine months ended July 31, 2015
Cash Flows Used In Operating Activities	$(23,741)	$(18,444)
Cash Flows Used in Investing Activities	--	--
Cash Flows Provided By Financing Activities	230	433
(Decrease) In Cash During Period	$(23,511)	$(18,011)

As of July 31, 2016, we had $13,899 cash on hand. We have incurred a cumulative net loss of $152,484 for the period from the date of our inception on June 17, 2013 to July 31, 2016 and have not attained profitable operations to date. For the period ended July 31, 2015 we had a cash balance of $46,193, an accumulated loss of $114,310 and a working capital position deficiency of $24,310.

Cash Requirement over the Next Twelve Months

The following represents management’s estimates of the cash Rosewood will require to meet its current obligations and provide working capital for the next twelve months.

Description	Amount	Particulars Regarding Funds Needed

Accounting and audit	$18,400	Preparation of financial statements and either a review or examination by the auditors
Consulting fees – geological	3,150	Fees paid to Douglas Turnbull for acting as a consulting geologist for the Board of Directors
Exploration expenses	5,000	Option Agreement amended payment Year 3
Filing fees	1,000	Annual filing with State of Nevada and Edgar fees for filing with the SEC
Legal	1,500	Services for various filing requirements
Transfer agent	1,500	Issuance of shares and annual report

Total cash required before the following	30,550

Accounts payable	24,773	Non- related parties as of July 31, 2016
Total estimated expenses	55,323
Less: Cash on hand	(13,899)	Cash as of July 31, 2016
Estimated cash shortfall	$41,424

Future Financing

As noted above, we currently have sufficient financial resources in cash to meet the anticipated costs of this Offering and ongoing expenses on a daily basis. We will require additional funds to meet our financial obligations after the next twelve months have ended.

When we do need funds there is no assurance that we will achieve any of additional sales of our common shares to raise sufficient funds to carry on in the future. There is also no assurance we can obtain additional funds from one or both of our two directors and officers.

Off-Balance Sheet Arrangements

None.

Trends

From Rosewood’s date of inception, it has been an exploration company which has produced no revenue and maybe will not be able to produce revenue. To the knowledge of its management, Rosewood is unaware of any trends or past and future events which will have a material effect upon it, its income and business, both in the long and short term.

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

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must purchase and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

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

The Company’s Main Product

At present we do not have a main product until such time as we complete our exploration activities on the Knott Lake mineral property. We hope in the future to explore for gold which if found will be our main product.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and our Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of July 31, 2016 (the “Evaluation Date”). Based on that evaluation, the Chief Accounting Officer has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as noted below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.	Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of July 31, 2016, we have an audit committee and a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.	Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result inus not being able to meetour regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.	There is no system in place to review and monitor internal control over financial reporting. We maintain an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROSEWOOD RESOURCES, INC.

Date: September 13, 2016	By:	/s/ Kgomotos Joyce Lediga
KGOMOTSO JOYCE LEDIGA
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: September 13, 2016	By:	/s/ B. Gordon Brooke
B. GORDON BROOKE
Chief Financial Officer, Chief Accounting Officer, Secretary/Treasurer and Director
(Principal Financial Officer and Chief Accounting Officer)

